Form 10QSB
period 1996-06-30
SONEX RESEARCH INC
filed 1996-08-15
CIK 723312

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.


                              SONEX RESEARCH, INC.


                      Incorporated in the State of Maryland
                                23 Hudson Street
                           Annapolis, Maryland  21401

                        Telephone Number:  (410) 266-5556
                   IRS Employer Identification No. 52-1188993

                         Commission file number 0-14465



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----        -----


There were 16,200,032 shares of the Issuer's $.01 par value Common Stock outstanding at August 14, 1996.

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


Index to unaudited financial statements presented on pages 3 to 11:

  Balance sheets as of June 30, 1996 and December 31, 1995

  Statements of operations and accumulated deficit for the three- and six-month periods ended June 30, 1996 and 1995, and for the period from April 9, 1980 (inception) through June 30, 1996

  Statements of paid-in capital for the period from January 1, 1993 through June 30, 1996

  Statements of cash flows for the three- and six-month periods ended June 30, 1996 and 1995, and for the period from April 9, 1980 (inception) through June 30, 1996

  Notes to financial statements

                               SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    June 30,     December 31,
               ASSETS                                1996           1995
                                                   ---------     ----------

Current assets
  Cash and equivalents                             $ 261,674      $ 256,139
  Marketable securities, available-for-sale           81,100
  Cash posted as security for judgment                              182,687
  Accounts receivable                                  6,241         63,741
  Prepaid expenses                                    35,153         29,861
  Loans to officers and employees - current           34,463         43,376
                                                   ---------     ----------
     Total current assets                            418,631        575,804

Loans to officers and employees - non-current         15,449         15,000

Patents and technology                               303,526        328,822

Property and equipment                                34,581         44,904
                                                   ---------     ----------

     Total assets                                  $ 772,187      $ 964,530
                                                   ---------     ----------
                                                   ---------     ----------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Short-term debt                                                 $   7,667
  Accrued compensation                             $ 614,691        580,785
  Accounts payable and other accrued liabilities     111,799        110,810
                                                   ---------     ----------
     Total current liabilities                       726,490        699,262
                                                   ---------     ----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000
     shares issued, 1,565,001 shares outstanding      15,650         18,300
  Common stock, $.01 par value, shares issued
     and outstanding: 16,157,175 in 1996 and
     15,281,535 shares in 1995                       161,572        152,815
  Additional paid-in capital                      19,131,834     19,078,191
  Unrealized increase in value of marketable
    securities                                        81,100
  Deficit accumulated during development stage   (19,344,459)   (18,984,038)
                                                 -----------    -----------
     Total stockholders' equity                       45,697        265,268
Commitments (Note 11)

                                                 -----------    -----------
     Total liabilities and stockholders' equity  $   772,187    $   964,530
                                                 -----------    -----------
                                                 -----------    -----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                SONEX RESEARCH, INC.
                            (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                                                              April 9, 1980
                                                      Three months ended             Six months ended           (inception)
                                                           June 30,                      June 30,                 through
                                               ----------------------------    ----------------------------       June 30,
                                                   1996            1995            1996            1995             1996
                                               ------------    ------------    ------------    ------------    ------------

Revenue
  Development contracts                                        $     64,300                    $    159,400   $   1,595,566
  Other revenue                                                                                                     124,425
                                                               ------------                    ------------   -------------

                                                                     64,300                         159,400       1,719,991
                                                               ------------                    ------------   -------------

Costs and expenses
  Research and development                      $   135,792         156,065         258,513         281,912      11,526,679
  General and administrative                         59,968         113,777         126,648         201,538       7,047,208
  Interest                                              137             311             273             759         866,552
  Write-off of patents and technology                                                                               819,036
                                               ------------    ------------    ------------    ------------    ------------
                                                    195,897         270,153         385,434         484,209      20,259,475
                                               ------------    ------------    ------------    ------------    ------------

Net loss from operations                           (195,897)       (205,853)       (385,434)       (324,809)    (18,539,484)

Other income and expense
  Investment and other income                         4,024           4,310           8,646           5,382         289,731
  Debt issuance and conversion expense                                                                           (1,112,350)
  Gain on sale of marketable securities              16,367                          16,367                          17,644
                                               ------------    ------------    ------------    ------------    ------------

Net loss                                           (175,506)       (201,543)       (360,421)       (319,427)    (19,344,459)

Deficit accumulated during development stage

  Beginning of period                           (19,168,953)    (18,276,731)    (18,984,038)    (18,158,847)
                                               ------------    ------------    ------------    ------------    ------------

End of period                                  $(19,344,459)   $(18,478,274)   $(19,344,459)   $(18,478,274)   $(19,344,459)
                                               ------------    ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------    ------------


Net loss per share                                    $.011           $.016           $.023           $.023
                                                      -----           -----           -----           -----
                                                      -----           -----           -----           -----


Weighted average number of common
  shares outstanding                             16,157,175       13,985,208     15,730,597      13,820,163
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
              FOR THE PERIOD JANUARY 1, 1993 THROUGH JUNE 30, 1996
                                   (Unaudited)


                                                                  Preferred stock           Common stock
                                                  Price         ($.01 per share)          ($.01 par value)        Additional
                                                   per        --------------------     ----------------------       paid-in
                                                  share       Shares        Amount       Shares       Amount        capital
                                                 -------     ---------     -------     ----------    --------     -----------

                        (NOTE:  RETROACTIVE EFFECT HAS BEEN GIVEN TO ALL PREVIOUSLY DECLARED STOCK SPLITS.)


Balance, January 1, 1993                                     1,980,000     $19,800     11,911,930    $119,119     $17,116,177
 May through December - exercise of options       $ .50                                   153,038       1,531          74,988
 May - exercise of warrants                        2.00                                       833           8           1,658
 Issuance of discounted options in payment of:
  Accrued compensation                                                                                                303,611
  Note payable to officer                                                                                              28,000
 Stock issuance costs                                                                                                  (1,596)
                                                             ---------     -------     ----------    --------     -----------
Balance, December 31, 1993                                   1,980,000      19,800     12,065,801     120,658      17,522,838
 February through August - exercise of options       .50                                   75,379         754          36,936
 April - conversion to common stock                  .35      (150,000)     (1,500)       428,567       4,286          (2,786)
 April - conversion of loan and interest payable     .75                                  281,872       2,819         208,585
 June and July - private placement                   .75                                  766,666       7,666         567,334
 October - for services                              .80                                   30,000         300          23,700
 Stock issuance costs                                                                                                  (7,767)
                                                             ---------     -------     ----------    --------     -----------
Balance, December 31, 1994                                   1,830,000      18,300     13,648,285     136,483      18,348,840
 January through July - for services                 .58                                   15,000         150           8,600
 June - private placement                            .25                                1,020,000      10,200         244,800
 June - payment of accrued compensation              .25                                  170,000       1,700          40,800
 June - indemnification by officer                                                                                     15,000
 September through November - exercise of options    .50                                   88,250         882          43,243
 December - private placement                       1.00                                  340,000       3,400         336,600
 Compensation - grant of stock options                                                                                 52,500
 Stock issuance costs                                                                                                 (12,192)
                                                             ---------     -------     ----------    --------     -----------
Balance, December 31, 1995                                   1,830,000      18,300     15,281,535     152,815      19,078,191
 January - for services                             1.00                                    1,000          10             990
 April - conversion to common stock                  .35      (264,999)     (2,650)       757,140       7,572          (4,922)
 January through June - exercise of options          .50                                  117,500       1,175          57,575
                                                             ---------     -------     ----------    --------     -----------
Balance, June 30, 1996                                       1,565,001     $15,650     16,157,175    $161,572     $19,131,834
                                                             ---------     -------     ----------    --------     -----------
                                                             ---------     -------     ----------    --------     -----------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  April 9, 1980
                                                                     Six Months ended June 30,     (inception)
                                                                   ----------------------------     through
                                                                                                    June 30,
                                                                       1996             1995          1996
                                                                   -----------      -----------   ------------
Cash flows from operating activities
 Net loss                                                          $  (360,421)     $  (319,427)  $(19,344,459)
 Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation                                                         10,323            9,030        654,055
   Write-down of patents and technology                                                                819,036
     Amortization of patents and technology                             31,602           39,000      1,306,240
     Compensation - stock options                                                                      850,540
     Imputed interest expense                                                                          551,247
     Interest credited to paid-in capital                                                               44,614
     Debt issuance and conversion expense                                                            1,112,350
     Accrued liabilities and current charges paid in stock               1,000           48,750      1,124,380
     Gain on sale of marketable securities                             (16,367)                        (17,644)
     (Increase) decrease in accounts receivable                         57,500           30,800         (6,241)
     (Increase) decrease in prepaid expenses                            (5,292)           4,338        (35,153)
     Increase (decrease) in accrued liabilities                         34,895           63,507        646,493
                                                                   -----------      -----------   ------------
Net cash used in operating activities                                 (246,760)        (124,002)   (12,294,542)
                                                                   -----------      -----------   ------------

Cash flows from investing activities
 Purchase of marketable securities                                                                  (2,377,256)
 Proceeds from sales of marketable securities                           16,367           17,292      2,394,900
 (Increase) decrease in cash posted as security for judgment           182,687
 (Increase) decrease in loans to employees                               8,464           (1,106)       (49,912)
 Acquisition of property                                                                 (2,720)      (539,149)
 Additions to patents and technology                                    (6,306)         (14,380)    (1,304,352)
                                                                   -----------      -----------   ------------
Net cash used in investing activities                                  201,212             (914)    (1,875,769)
                                                                   -----------      -----------   ------------

Cash flows from financing activities
 Issuance of stock                                                      58,750          255,000     15,100,661
 Issuance of convertible debt                                                                        2,287,500
 Indemnification by officer                                                              15,000         15,000
 Repayment of convertible debt                                                                         (92,500)
 Stock and debt issuance costs                                                          (11,604)    (2,038,916)
 Distribution to stockholders - other                                                                  (18,772)
 Reduction of technology purchase obligations                                                         (797,500)
 Proceeds from borrowings                                                                            1,592,748
 Reduction of borrowings                                                (7,667)          (6,837)    (1,616,236)
                                                                   -----------      -----------   ------------
Net cash provided by (used for) financing activities                    51,083          251,559     14,431,985
                                                                   -----------      -----------   ------------
Increase (decrease) in cash                                              5,535          126,643        261,674
Cash
 Beginning of period                                                   256,139           46,052
                                                                   -----------      -----------   ------------
 End of period                                                     $   261,674      $   172,695   $    261,674
                                                                   -----------      -----------   ------------
                                                                   -----------      -----------   ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - THE COMPANY

   Sonex Research, Inc. has developed and acquired technology which controls the combustion of fuel in engines. The Company is in the process of developing several commercial applications of its technology, referred to as the Sonex Combustion System (SCS). Sonex expects to license several commercial applications of its technology and commercially exploit other applications itself. Related revenue earned to date has been derived principally from development contracts, but such revenue offsets only a small portion of the related development expenditures. Accordingly, Sonex Research, Inc. is classified as a development stage company.


NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

   These financial statements include the accounts of the Company and, until its disposition in October 1995, SonoChem, Inc. All intercompany balances have been eliminated in consolidation. SonoChem, Inc. has been an inactive company since 1988, and its recorded expenses since then have not been significant. On October 9, 1995, following a 1:10 reverse split of all of its issued and outstanding shares of common stock, SonoChem was merged with and into Digital Dictation, Inc., a privately held Virginia medical transcription services company. Pursuant to the merger, SonoChem acquired 100% of the issued and outstanding shares of common stock of Digital Dictation, Inc. in exchange for 5,944,606 post-split shares of SonoChem's common stock, and SonoChem's name was changed to Digital Dictation, Inc. Following the merger, the previous holders of the common stock of SonoChem now hold 5% of the issued and outstanding shares of the surviving corporation Digital Dictation, Inc.


NOTE 3 - CASH POSTED AS SECURITY FOR JUDGMENT

   In connection with a judgment stemming from a lawsuit against the Company filed by two former officers (the "Plaintiffs") as described in Note 8, on November 30, 1994, the Company placed $177,088 in cash on deposit with the court pending the resolution of an appeal. In December 1995 the judgment was reversed on appeal, and, in April 1996 the Plaintiffs' request for review of the reversal by a higher appellate court was denied. On May 2, 1996, a total of approximately $184,000, including interest earned through that date, was returned to the Company.


NOTE 4 - MARKETABLE SECURITIES

   As described in Note 1, in October 1995 the Company's inactive, public shell subsidiary, SonoChem, Inc., was merged with and into Digital Dictation, Inc. ("Digital"), a privately held Virginia medical transcription services company. In connection with the merger, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by Sonex, began trading in the over-the-counter market in April 1996. In a number of transactions during May 1996, the Company sold a total of

17,000 shares of its Digital stock and realized aggregate net proceeds of $16,367, or $.96 per share. In late July 1996 the Company sold an additional 10,000 shares, realizing net proceeds of $13,746, or $1.375 per share.

   At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the 1995 financial statements with respect to this transaction. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has become available, the investment is now accounted for in accordance with Statement of Financial Accounting Standards No. 115 and classified as a current asset as a security that is available-for-sale. Accordingly, the Company's investment in the 108,133 shares held as of June 30, 1996 is recorded in the accompanying financial statements at its fair value at that date of $.75 per share, or an aggregate of $81,100. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its original cost basis, is reported as a separate component of shareholders' equity. Subsequent changes in its aggregate market value will be similarly recorded.


NOTE 5 - LOANS TO OFFICERS AND EMPLOYEES

   Loans totaling $37,180 were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt of shares of common stock in payment of deferred wages. The loans are secured by deferred salaries payable to each of the borrowers, and bear interest at the rate of six percent per annum. No payments were made until March 1996, with principal payments totaling $8,450 and interest payments totaling $1,452 having been made since then. As of June 30, 1996, aggregate loan principal of $28,730 remained outstanding, while accrued interest on the loans aggregated $5,733.

   One of these loans in the principal amount of $14,500 was made to the Company's vice-president of operations, whose employment was later terminated. The former officer, however, instituted legal action against the Company in November 1993, as described in Note 8, to collect additional amounts of deferred salary, net of the loan balance. While the maturity date for the loan principal and interest due from current employees has been extended through December 31, 1996, the amounts receivable from the former officer are past due, and the Company's demands for payment have not been met. The Company has recently instituted legal action for collection of this amount.

   Loans totaling $15,000 were made at the end of December 1995 to one of the Company's officers and two non-officer employees for the payment of income tax liabilities incurred by these individuals upon their receipt in 1995 of shares of common stock in payment of bonus compensation. These loans, which are secured by deferred salaries payable to each borrower and bear interest at the rate of six percent per annum, become due in 1998. As of June 30, 1996, accrued interest on the loans aggregated $449.


NOTE 6 - PATENTS AND TECHNOLOGY

   Following an extensive evaluation in 1994 of the factors affecting the economic value of all of the Company's proprietary technology, the carrying values of certain technology developed internally, other technology acquired from a third party, and related technology purchase obligations, were reduced to their net realizable values. Such write-offs reflected in the accompanying financial statements, aggregating $819,036, are summarized as follows:

                                                                      1995       1994
                                                                  ----------  ----------
     Unamortized capitalized cost of the technology, beginning    $   80,000  $  912,589
     Total recorded balance of technology purchase obligations           -      (253,553)
     Assumed net realizable value of technology, ending                  -        80,000
                                                                  ----------  ----------
     Net write-down of patent costs charged to operations         $   80,000  $  739,036
                                                                  ----------  ----------
                                                                  ----------  ----------

   The Company has conducted and continues to conduct its own research and development activities which have resulted in additional proprietary technology and patents. Development of commercial applications of certain elements of the SCS has commenced and management believes the capitalized cost of patents and technology will be recovered through revenue derived from the licensing of such technology. Management closely monitors the patent application process and other factors which may affect the economic value of the Company's technology, and will further reduce the capitalized cost of patents and technology should the recovery of such cost no longer be sustainable.

   The capitalized cost of patents and technology at June 30, 1996 consists of the following:

       Patent application fees and related legal costs            $  242,943
       Computer models and simulations                               237,164
                                                                  ----------
                                                                     480,107
       Accumulated amortization                                     (176,581)
                                                                  ----------
                                                                  $  303,526
                                                                  ----------
                                                                  ----------

NOTE 7 - ACCRUED COMPENSATION

   In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of June 30, 1996, an aggregate of $577,627 of wages so deferred, including $163,365 payable to two former officers who sought repayment through the legal action described in Note 8, is included in accrued compensation on the Company's balance sheet.

   As a condition of the Company's receiving an indispensable capital infusion in February 1992, the investors required that the voluntary deferral of salaries be documented formally. Accordingly, all salaried employees executed an agreement referred to as the "Consent to Deferral" in which they consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.

   In June 1993 the Company eliminated the positions of three full-time vice-presidents. One of these individuals accepted the Company's separation offer of six months severance compensation and payment of all deferred salaries owed, with such payments to be made in the form of equity securities of the Company, in exchange for his agreement to meet certain conditions such as limiting sales of the Company's stock for one year and waiving any future claims against the Company. The other two former officers rejected the Company's separation offer and chose to seek repayment through the legal action described in Note 8.


NOTE 8 - LITIGATION

   Two former officers of the Company whose employment was terminated in June 1993, Mr. Charles C. Failla and Mr. Theodore P. Naydan, rejected the separation offer described in Note 7 and demanded immediate full payment of their unpaid salaries less the amount of a loan payable to the Company by Mr. Naydan. Following the Company's rejection of this demand, Mr. Failla and Mr. Naydan (referred to as the "Plaintiffs") instituted legal action in November 1993. Their Complaint alleged that the Company breached contractual obligations by failing to pay salary due under previous employment agreements and violated Maryland labor laws by failing to pay wages due upon termination of employment. The Complaint sought immediate full repayment of deferred salaries and damages of up to three times the amount owed, plus prejudgment interest, attorney's fees and costs. The Company denied the allegations and filed a counterclaim against the Plaintiffs for breach of contract with respect to the Consent to Deferral.

   Following a hearing in the trial court in June 1994 on various motions for dismissal and summary judgment filed by the parties, the hearing judge denied the Plaintiffs claims for treble damages and recovery of attorneys' fees and costs, dismissed most of the other motions, and ordered that a trial be held on the issue of whether the Plaintiffs received consideration in exchange for executing the Consent to Deferral.

   At a trial held in November 1994 before a different judge, the Plaintiffs were awarded judgment in the amount of $163,140 that included pre-judgment interest from the date of termination of employment through the date of the trial and reflected an offset for the amount of the loan payable to the Company by Mr. Naydan. Following the trial, the Company filed an appeal, and the Plaintiffs filed a motion to revise the judgment by seeking to reverse the prior ruling of the hearing judge denying the claim for treble damages. In order to stay the Plaintiffs from initiating steps to collect on the judgment prior to a ruling on the appeal, on November 30, 1994 the Company posted cash security with the court in the amount of $177,088, which figure included interest over the estimated period of the appeal process.

   In February 1995 the trial judge denied the Plaintiffs' motion to revise the judgment, following which the Company refiled its appeal and the Plaintiffs filed an appeal of the decision to deny treble damages. Both parties then filed extensive briefs, and oral arguments before a panel of three judges of the Maryland Court of Special Appeals were presented in November 1995. In
December 1995 the Court of Special Appeals reversed the judgment awarded to the Plaintiffs by the trial court. In January 1996 the Plaintiffs filed a Petition for Writ of Certiorari with the Court of Appeals of Maryland seeking a review of the reversal of the judgment by the Court of Special Appeals.

   On April 15, 1996, the Petition was denied and, on May 2, 1996, a total of approximately $184,000, including interest earned through that date, was returned by the court to the Company.


NOTE 9 - INCOME TAXES

   At December 31, 1995, the Company had net operating loss carryforwards, expiring at various dates from 1996 through 2010, aggregating approximately $16.8 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. The potential income tax benefit of these carryforwards and temporary differences of approximately $6.5 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date.


NOTE 10 - AUTHORIZED CAPITAL STOCK

   The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All 2 million shares of the preferred stock, along with five-year warrants to purchase up to 6,857,142 shares of common stock at prices of $.35, $1.00, and $1.50, were issued in a private transaction in February 1992 for aggregate consideration of $2 million.

   The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors.

   The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock, although no fractional shares are to be issued. As of June 30, 1996, a total of 434,999 shares of preferred stock had been converted into 1,242,850 shares of common stock.

   The Company maintains a non-qualified stock option plan which has made available for issuance a total of five million shares of common stock, following an increase approved in June 1995 of two million shares. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the board of directors. Upon a change in control of the Company, all outstanding options become vested with respect to those options which have not already vested. Options granted to date expire at various dates through December 2005.

   At June 30, 1996, a total of 18,272,242 shares of common stock were reserved for issuance for the following purposes:


       Conversion of preferred stock                           4,471,431
       Currently exercisable warrants                          9,414,251
       Currently exercisable options                           3,145,472
       Granted options becoming exercisable in the future        765,000
       Options available under plan for future grants            478,088
                                                              ----------
          Total shares reserved                               18,272,242
                                                              ----------
                                                              ----------


NOTE 11 - COMMITMENTS

     The Company occupies its office and laboratory facilities on a month-to-month basis under the terms of an operating lease agreement that has expired. The lease provides for monthly rent of $4,500, and requires the Company to pay all property related expenses.

     The Company has been unsuccessful in its attempts to negotiate a new long-term lease for its current office and laboratory facility at a lower monthly rate. Absent the execution of a new lease, the Company will continue to occupy these premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management, however, is also in the process of searching for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION

   Since its inception in 1980, the Company has generated net losses in excess of $19 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.

   At June 30, 1996, the Company held cash and equivalents of $261,674, and marketable securities valued at $81,100. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

   Based upon current spending levels, management believes that the cash on hand will cover operating costs through the end of 1996. Management is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital will be necessary to fund operations beyond 1996. The Company currently has no plans for securing such funding. In order to maximize available funds, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by all employees of significant portions of their salaries.

RESULTS OF OPERATIONS

   A net loss from operations of $385,434 was recorded for the first six months of 1996, as compared to $324,809 for the corresponding period in 1995, an increase of $60,625. The increase in the loss resulted from the decrease in development contract revenue from $159,400 for the first six months of 1995 to zero for the comparable period in 1996, while total expenses decreased by $98,775.

   Revenue in 1995 consisted of $112,500 earned in connection with the development contract begun in August 1994 on a diesel-fueled truck engine for a major European manufacturer, and $46,900 from the July 1994 contract with the National Renewable Energy Laboratory Division (NREL) of the Midwest Research Institute, which is the field manager for the U.S. Department of Energy Alternative Fuels Utilization Program, for a methanol-fueled diesel engine demonstration. Work under both contracts was concluded during 1995, while follow-on work on these and other projects in 1996 to date has not been funded by the customers.

   Research and development (R&D) expenses for the first six months of the year decreased by $23,299, or 8.3%, from $281,912 in 1995 to $258,513 in 1996, as a decrease in personnel costs from $176,657 in 1995 to $152,260 in 1996, or $24,397, was only partially offset by a net increase in other expense categories of $1,098. In the second quarter of 1995 the Company awarded bonuses to three non-officer employees totaling $31,625, of which amount $17,500 was paid in common stock and warrants, $7,061 was paid in cash and $7,064 was deferred, while in the second quarter of 1996, the only bonus awarded was that for $10,000 to the Company's chief executive officer. The remaining net decrease in personnel costs resulted from the termination of the employment of a technician, whose position was not filled, early in 1995, offset by a slight increase in the pay rate of the Company's director of research and an increase in health insurance premiums.

   Charges for the two next largest R&D expense categories remained relatively the same from 1995 to 1996, as the total charges relating to the capitalized costs of patents and technology (i.e., amortization expense and patent maintenance fees) decreased only slightly, from $39,000 in 1995 to $37,369 in 1996, while occupancy expenses increased only slightly, from $28,692 in 1995 to $29,264 in 1996. Increases in several other R&D expense categories were approximately offset by a reduction in consulting charges. For the first six months of 1995 the Company recorded a charge of $6,250 in consulting fees paid in stock to the Company's former vice-president - international who now serves as a consultant. As of the fourth quarter of 1995, the payments were changed from shares of restricted stock to below-market stock options. There was no related charge to operations for the first six months of 1996.

   General and administrative (G&A) expenses for the first six months of the year decreased by $74,890, or 37%, from $201,538 in 1995 to $126,648 in 1996, as personnel costs decreased from $128,283 in 1995 to $58,896 in 1996, or $69,387, and other expense categories realized an aggregate net decrease of $5,503. Part of the decline in personnel costs is due to the fact that the prior year's period includes a bonus award to the Company's chief financial officer of $35,000, of which amount $25,000 was paid in common stock and warrants, $5,000 was paid in cash and $5,000 was deferred, while no such bonus was awarded during the first six months of the current year. The remaining decrease of $34,387 was almost entirely due to the change for 1996 in the compensation and employment commitment of the Company's president from full-time to part-time, with a corresponding reduction in salary from $100,000 per year, 40% of which amount was deferred, to $2,000 per month with no portion deferred.

   The next largest G&A expense category, legal and auditing fees, decreased by $9,442, from $21,106 in 1995 to $11,664 in 1996, as fewer legal fees related to the lawsuit filed by two former officers of the Company, fees for corporate legal services, and services by the Company's patent attorney, were recorded in 1996. The fees for services by the Company's patent attorney decreased by $4,117, from $4,930 in 1995 to $813 in 1996, as fees of approximately $4,000 in 1995 related to services in connection with the Company's abandonment of much of its older technology and related patents. The decreases in personnel costs and legal fees were offset in part by an increase in the premiums for workers compensation insurance and the charges for the services of a public relations firm hired in January 1996 to undertake a publicity campaign for the Company.

                       PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits:

       4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)  Reports on Form 8-K:

          None.


                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                SONEX RESEARCH, INC.
                                (Registrant)


                                          George E. Ponticas
                                ----------------------------------------------
                           by:  George E. Ponticas
                                Chief Financial Officer


August 14, 1996