Form 10QSB
period 1996-09-30
SONEX RESEARCH INC
filed 1996-11-12
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.




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

                                            YES   [x]       NO   [ ]



There were 16,214,020 shares of the Issuer's $.01 par value Common Stock outstanding at November 14, 1996.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 10:

     Balance sheets as of September 30, 1996 and December 31, 1995

     Statements of operations and accumulated deficit for the three- and nine-month periods ended September 30, 1996 and 1995, and for the period from April 9, 1980 (inception) through September 30, 1996

     Statements of cash flows for the nine-month periods ended September 30, 1996 and 1995, and for the period from April 9, 1980 (inception) through September 30, 1996

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,  December 31,
                           ASSETS                        1996         1995
                                                    ------------   -----------

Current assets
     Cash and equivalents                            $  134,760    $  256,139
     Marketable securities, available-for-sale           49,066
     Cash posted as security for judgment                             182,687
     Accounts receivable                                  6,241        63,741
     Prepaid expenses                                    38,148        29,861
     Loans to officers and employees - current           34,596        43,376
                                                     ----------    ----------
         Total current assets                           262,811       575,804

Loans to officers and employees - non-current            15,675        15,000

Patents and technology                                  289,076       328,822

Property and equipment                                   29,420        44,904
                                                     ----------    ----------

         Total assets                                $  596,982    $  964,530
                                                     ==========    ==========


         LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
     Short-term debt                                               $    7,667
     Accrued compensation                            $  619,008       580,785
     Accounts payable and other accrued liabilities     126,786       110,810
                                                     ----------    ----------
         Total current liabilities                      745,794       699,262
                                                     ----------    ----------

Stockholders' equity/(deficit)
     Preferred stock, $.01 par value, 2,000,000
         shares issued, 1,550,001 shares outstanding     15,500        18,300
     Common stock, $.01 par value, shares issued
         and outstanding: 16,214,020 in 1996 and
         15,281,535 shares in 1995                      162,140       152,815
     Additional paid-in capital                      19,148,410    19,078,191
     Unrealized increase in value of marketable
         securities                                      49,066
     Deficit accumulated during development stage   (19,523,928)  (18,984,038)
                                                     ----------   -----------
         Total stockholders' equity/(deficit)          (148,812)      265,268

Commitments (Note 11)
                                                     ----------    ----------
         Total liabilities and stockholders'
          equity/(deficit)                           $  596,982   $   964,530
                                                     ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                   April 9, 1980
                                                                     (inception)
                        Three months ended      Nine months ended      through
                           September 30,          September 30,       Sept. 30,
                         1996        1995       1996         1995        1996
                      ----------  ----------  ----------  ----------  ----------

Revenue
 Development contracts            $   43,741              $  203,141  $1,595,566
 Other revenue                                                           124,425
                                  ----------  ----------  ----------  ----------

                                      43,741                 203,141   1,719,991
                                  ----------  ----------  ----------  ----------

Costs and expenses
 Research & develop.  $  118,200     114,803  $  376,713     396,715  11,644,879
 General & administ.      78,279     101,385     204,927     302,923   7,125,487
 Interest                    136         135         409         894     866,688
 Write-off of patents                                                    819,036
                      ----------  ----------  ----------  ----------  ----------
                         196,615     216,323     582,049     700,532  20,456,090
                      ----------  ----------  ----------  ----------  ----------

Net loss from            196,615     172,582     582,049     497,391  18,736,099
 operations

Other (income)/expense
 Investment income        (3,400)     (3,678)    (12,046)     (9,060)  (293,131)
 Debt issuance and
  conversion expense                                                   1,112,350
 Gain on sale of marketable
  securities             (13,746)                (30,113)               (31,390)
                      ----------  ----------  ----------  ----------  ----------

Net loss                 179,469     168,904     539,890     488,331  19,523,928

Accumulated deficit

 Beginning            19,344,459  18,478,274  18,984,038  18,158,847
                      ----------  ----------  ----------  ----------  ----------

 End                 $19,523,928 $18,647,178 $19,523,928 $18,647,178 $19,523,928
                      ==========  ==========  ==========  ==========  ==========



Net loss per share         $.011       $.011       $.034       $.034
                           =====       =====       =====       =====



Weighted average
 number of shares
 outstanding          16,202,377  14,854,263  15,889,005  15,168,651
                      ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                               Nine months ended      through
                                                 September 30,       Sept. 30,
                                                1996       1995        1996
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(539,890) $(488,331) $(19,523,928)
 Adjustments to reconcile net loss to
  netcash used by operating activities
   Depreciation                                 15,484     13,545       659,216
   Write-down of patents                                                819,036
   Amortization                                 47,403     58,500     1,322,041
   Compensation - stock options                 10,000                  860,540
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                        1,000     51,250     1,124,380
   Gain on sale of marketable securities       (30,113)                 (31,390)
   (Increase)decrease in accounts receivable    57,500     37,959        (6,241)
   (Increase)decrease in prepaid expenses       (8,287)    (2,653)      (38,148)
   Increase (decrease)in accrued liabilities    54,199    113,817       665,797
                                             ---------  ---------  ------------
Net cash used in operating activities         (392,704)  (215,913)  (12,440,486)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities   30,113     17,292     2,408,646
 (Increase) decrease in cash posted as
   security for judgment                       182,687     (4,197)
 (Increase) decrease in loans to employees       8,105     (1,669)      (50,271)
 Acquisition of property                                               (539,149)
 Additions to patents and technology            (7,657)   (15,213)   (1,305,703)
                                             ---------  ---------  ------------
Net cash provided by (used in)
 investing activities                          213,248     (3,787)   (1,863,733)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                              65,744    257,500    15,107,655
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                15,000        15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                            (11,734)   (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase                                      (797,500)
  obligations
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                        (7,667)    (9,232)   (1,616,236)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                           58,077    251,534    14,438,979
                                             ---------  ---------  ------------
Increase (decrease) in cash                   (121,379)    31,834       134,760

Cash
 Beginning of period                           256,139     46,052
                                             ---------  ---------  ------------
 End of period                               $ 134,760  $  77,886  $    134,760
                                             =========  =========  ============

    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




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


Note 2 - Presentation of Financial Statements

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

       These financial statements include the accounts of the Company and, until its disposition in October 1995, the accounts of its former 40%-owned consolidated subsidiary, SonoChem, Inc. All intercompany balances have been eliminated in consolidation. SonoChem, Inc. has been an inactive company since 1988, and its recorded expenses since then have not been significant. On October 9, 1995, following a 1:10 reverse split of all of its issued and outstanding shares of common stock, SonoChem was merged with and into Digital Dictation, Inc., a privately held Virginia medical transcription services company. Pursuant to the merger, SonoChem acquired 100% of the issued and outstanding shares of common stock of Digital Dictation, Inc. in exchange for 5,944,606 post-split shares of SonoChem's common stock, and SonoChem's name was changed to Digital Dictation, Inc. Following the merger, the previous holders of the common stock of SonoChem now hold 5% of the issued and outstanding shares of the surviving corporation Digital Dictation, Inc.


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


Note 4 - Marketable Securities

       As described in Note 2, in October 1995 the Company's inactive, public shell subsidiary, SonoChem, Inc., was merged with and into Digital Dictation, Inc. ("Digital"), a privately held Virginia medical transcription services company. In connection with the merger, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by Sonex, began

                        SONEX RESEARCH, INC. FORM 10-QSB




trading in the over-the-counter market in April 1996. As of September 30, 1996, the Company had sold a total of 27,000 shares of its Digital stock and realized aggregate net proceeds of $30,113.

       At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the 1995 financial statements with respect to this transaction. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has become available, the investment is now accounted for in accordance with Statement of Financial Accounting Standards No. 115 and classified as a current asset as a security that is available-for-sale. Accordingly, the Company's investment in the 98,133 shares held as of September 30, 1996 is recorded in the accompanying financial statements at its fair value of $.50 per share, or an aggregate of $49,066. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its original cost basis, is reported as a separate component of shareholders' equity.


Note 5 - Loans to Officers and Employees

       Loans totaling $37,180 were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt of shares of common stock in payment of deferred wages. The loans are secured by deferred salaries payable to each of the borrowers, and bear interest at the rate of six percent per annum. No payments were made until March 1996, with principal payments totaling $8,750 and interest payments totaling $1,452 having been made since then. As of September 30, 1996, aggregate loan principal of $28,430 remained outstanding, while accrued interest on the loans aggregated $6,166.

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

     Loans totaling $15,000 were made at the end of December 1995 to one of the Company's officers and two non-officer employees for the payment of income tax liabilities incurred by these individuals upon their receipt in 1995 of shares of common stock in payment of bonus compensation. These loans, which are secured by deferred salaries payable to each borrower and bear interest at the rate of six percent per annum, become due in 1998. As of September 30, 1996, accrued interest on the loans aggregated $675.


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

                                                  1995           1994
                                               ----------     ----------

  Unamortized capitalized cost of the
    technology, beginning                      $   80,000     $  912,589
  Total recorded balance of technology
    purchase obligations                            -           (253,553)
  Assumed net realizable value of
    technology, ending                              -             80,000
                                               ----------     ----------
  Net write-down of patent costs
    charged to operations                      $   80,000     $  739,036
                                               ==========     ==========


       The Company has conducted and continues to conduct its own research and development activities which have resulted in additional proprietary technology and patents. Development of commercial applications of certain

                        SONEX RESEARCH, INC. FORM 10-QSB




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

       The capitalized cost of patents and technology at September 30, 1996 consists of the following:


   Patent application fees and related legal costs   $ 244,294
   Computer models and simulations                     237,164
                                                     ---------
                                                       481,458
   Accumulated amortization                           (192,382)
                                                     ---------
                                                     $ 289,076
                                                     =========


Note 7 - Accrued Compensation

       In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of September 30, 1996, an aggregate of $594,008 of wages so deferred, including $163,365 payable to two former officers who sought repayment through the legal action described in Note 8, is included in accrued compensation on the Company's balance sheet.

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

                        SONEX RESEARCH, INC. FORM 10-QSB




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

       The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock, although no fractional shares are to be issued. As of September 30, 1996, a total of 449,999 shares of preferred stock had been converted into 1,285,707 shares of common stock.

       The Company maintains a non-qualified stock option plan which has made available for issuance a total of five million shares of common stock, following an increase approved in June 1995 of two million shares. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the board of directors. Upon a change in control of the Company, all outstanding options become vested with respect to those options which have not already vested. Options granted to date expire at various dates through August 2006.

                        SONEX RESEARCH, INC. FORM 10-QSB




       At September 30, 1996, a total of 18,256,346 shares of common stock were reserved for issuance for the following purposes:


  Conversion of preferred stock                            4,471,431
  Currently exercisable warrants                           9,414,249
  Currently exercisable options                            3,165,734
  Granted options becoming exercisable in the future         841,750
  Options available under plan for future grants             394,182
                                                          ----------
      Total shares reserved                               18,256,346
                                                          ==========


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

       At September 30, 1996, the Company held cash and equivalents of $134,760, and marketable securities valued at $49,066. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, as further described in Note 4 to the accompanying financial statements. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

       Based upon current spending levels, management believes that the cash on hand and receipts of revenue expected in the fourth quarter will cover operating costs until some time into the first quarter of 1997. Management is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital will be necessary to fund operations. The Company is considering a number of alternatives for securing such funding in the event it becomes necessary. In order to maximize available funds, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by all employees of significant portions of their salaries.

                        SONEX RESEARCH, INC. FORM 10-QSB




Results of operations

       A net loss from operations of $582,049 was recorded for the first nine months of 1996, as compared to $497,391 for the corresponding period in 1995, an increase of $84,658. The increase in the loss resulted from the decrease in development contract revenue from $203,141 for the first nine months of 1995 to zero for the comparable period in 1996, while total expenses decreased by $118,483.

       Revenue in 1995 consisted of $150,000 earned in connection with the development contract begun in August 1994 on a diesel-fueled truck engine for a major European manufacturer, and $53,141 from the July 1994 contract with the National Renewable Energy Laboratory Division (NREL) of the Midwest Research Institute, which is the field manager for the U.S. Department of Energy Alternative Fuels Utilization Program, for a methanol-fueled diesel engine demonstration. Work under both contracts was concluded during 1995, while follow-on work on these and other projects in 1996 to date has not been funded by the customers.

       Research and development (R&D) expenses for the first nine months of the year decreased by $20,002, or 5%, from $396,715 in 1995 to $376,713 in 1996, as a decrease in personnel costs from $250,731 in 1995 to $228,391 in 1996, or $22,340, was only partially offset by a net increase in other expense categories of $2,338. In 1995 the Company awarded bonuses to three non-officer employees totaling $31,625, of which amount $17,500 was paid in common stock and warrants, $7,061 was paid in cash and $7,064 was deferred, while in 1996, the only bonus awarded was that for $10,000 to the Company's chief executive officer. The remaining net decrease in personnel costs resulted from the termination of the employment of a technician, whose position was not filled, early in 1995, offset by a slight increase in the pay rate of the Company's director of research and an increase in health insurance premiums.

       Charges for the two next largest R&D expense categories remained relatively the same from 1995 to 1996, as the total charges relating to the capitalized costs of patents and technology (i.e., amortization expense and patent maintenance fees) decreased only slightly, from $58,500 in 1995 to $53,409 in 1996, while occupancy expenses were essentially the same, $42,821 in 1995 and $42,804 in 1996. These decreases were offset on part by slight increases in several other R&D expense categories, such as depreciation and travel expenses.

       General and administrative (G&A) expenses for the first nine months of the year decreased by $97,996, or 32.4%, from $302,923 in 1995 to $204,927 in
1996, as significant reductions were realized in personnel costs and legal fees. Personnel costs decreased from $174,855 in 1995 to $95,119 in 1996, or $79,736. Part of the decline in personnel costs is due to the fact that in 1995 the Company awarded a bonus to its chief financial officer of $35,000, of which amount $25,000 was paid in common stock and warrants, $5,000 was paid in cash and $5,000 was deferred, while in 1996 he was awarded a cash bonus of $10,000. An additional decrease of approximately $55,000 was due to the change for 1996 in the compensation and employment commitment of the Company's president from full-time to part-time, with a corresponding reduction in salary from $100,000 per year, 40% of which amount was deferred, to $2,000 per month with no portion deferred.

       The next largest G&A expense category, legal and auditing fees, decreased by $16,025, from $41,464 in 1995 to $25,439 in 1996. Although audit fees were essentially the same, $9,720 in 1995 and $9,815 in 1996, total legal fees decreased from $31,744 in 1995 to $15,624 in 1996, as the Company incurred fewer charges related to the lawsuit filed by two former officers of the Company, fees for corporate legal services, and services by the Company's patent attorney. The decreases in personnel costs and legal fees were offset in part by an increase in the premiums for workers compensation insurance and the charges for the services of a public relations firm hired in January 1996 to undertake a publicity campaign for the Company.

                        SONEX RESEARCH, INC. FORM 10-QSB




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


                                 SONEX RESEARCH, INC.
                                  (Registrant)



                                              George E. Ponticas
                                         ----------------------------
                                by:      George E. Ponticas
                                         Chief Financial Officer


November 14, 1996