Form 10KSB
period 1996-12-31
SONEX RESEARCH INC
filed 1997-04-15
CIK 723312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996. Commission
                              file number 0-14465.



                              SONEX RESEARCH, INC.


                        Incorporated in State of Maryland
                   23 Hudson Street, Annapolis, Maryland 21401

Telephone Number:(410)266-5556     I.R.S. Employer Identification No. 52-1188993


          Securities registered pursuant to Section 12(b) of the Act:

               Title of                 Name of each exchange on
              each class                    which registered
              ----------                    ----------------
                 None                             None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   YES [X] NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 31, 1997 was 17,134,539. The aggregate market value of voting stock held by non-affiliates of the Registrant was $13,334,656 as of March 31, 1997.


          Revenues for the year ended December 31, 1996 were $70,000.


                   Documents Incorporated by Reference: None.

                         ITEM 1. DESCRIPTION OF BUSINESS

The Company
-----------

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, is engaged in the research, development and commercialization of a patented technology (the "Sonex Combustion System", "SCS" or "Ultra Clean
Burn(TM) technology") which controls the combustion of fuel in engines, primarily through modification of the piston. The Company has shown through tests in manufacturers' engines and in computer models that its technology has the ability to control combustion and allow fuel to be used more efficiently, and that engines using the Company's technology have performance superior to conventional engines and emit fewer harmful exhaust emissions.

Management believes that the Company's technology can be applied to all types of internal combustion engines, including those used in personal and commercial vehicles (automobiles, trucks, buses, boats and motorcycles) as well as engines used in fixed or portable utility applications (motor generator sets, pumps, and chain saws), whether spark ignited (SI) or compression ignited (CI), carburetted or fuel injected, using either gasoline, diesel, alcohol and/or other fuels.

Sonex is concentrating its efforts on the application of its technology to direct injected (DI) turbocharged diesel engines. Demonstration and development programs at various stages of completion are underway with some of the largest multi-national diesel engine manufacturers in the world. The goal of such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of Sonex pistons under license from the Company. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production.

To date, the Company has completed separate demonstration programs with two of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. Negotiations are underway with one of the world's largest piston suppliers and with these manufacturers for licensing, technology transfer and further development programs. In October 1996 a third major international engine manufacturer executed a funded agreement with the Company for a similar demonstration program.

In addition to diesel truck engine applications, the Company has successfully applied its proprietary combustion technology to the conversion of a small, lightweight, SI gasoline fueled engine to start and operate on JP5/JP8 standard military fuel while also improving fuel consumption. The advantages of this converted SI engine have been demonstrated successfully in a small, remotely controlled Unmanned Aerial Vehicle (UAV).


Employees
---------

As of March 31, 1997, the Company had six employees: its three executive officers and three individuals who provide technical services. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


Description of the Company's technology
---------------------------------------

The SCS improves the process of combustion through a combination of chemical and acoustic effects that occur by modifying the engine's combustion chamber and the processes occurring within that chamber. Sonex designs rely on a cavity of some kind located in the piston, the cylinder head, or existing temporarily between both the piston and cylinder head. Current Sonex diesel technology involves the installation of a unique geometric design of microchambers in the piston, placing one microchamber adjacent to each fuel injector spray. The microchambers surround the piston bowl in the form of a segmented annulus, or tubular ring. The position of the microchamber is a critical factor in controlling the temperature of the chamber and the gases that may be resident in the chamber at any one time.

Sonex places several small tubular vents between the piston bowl and the microchamber. These vents control the amount of fuel and air that enter the microchamber and also control the amount of turbulence that is created when gases jet out of the microchambers through these vents into the piston bowl. The size, length, angle and position of the vents are critical to the level of emissions reduction. At different times during the combustion cycle, air and fuel are admitted to the microchamber, compressed under high pressure and temperature, reformed chemically, and then exhaled from the microchamber. This process, which has no moving parts, produces lower overall emissions at all engine speeds and loads and is self-driven by the combustion process.


Potential benefits of the SCS in the reduction of emissions
-----------------------------------------------------------

Government agencies in North America, Europe and Japan continue to mandate increasingly more strict requirements for the reduction of allowable diesel truck emissions, specifically with respect to smoke/particulates and nitrous oxide (NO). The use of costly high pressure injection systems and electronic controls may permit truck manufacturers to attain some of these reductions;
however, it is unlikely any one emissions reduction technique will enable manufacturers to meet the emission standards to be implemented in the next few years.

High pressure injectors may reduce smoke/particulates, but they also increase NO emissions while doing so. Manufacturers, therefore, may be able to eliminate present equipment such as particulate traps, but they likely will need larger catalytic converters, leading to an increase in fuel consumption and a decrease in power, all at a significantly higher cost. Management believes that the Company's diesel technology, which consists of a relatively simple change of piston design, under various conditions causes a reduction in smoke/particulates, carbon monoxide (CO), hydrocarbons (HC), and NO by significant amounts while maintaining or improving upon brake specific fuel consumption (BSFC) and power. In tests conducted in the latest production engines of several manufacturers fitted with a variety of Sonex pistons, including aluminum screw assembled pistons, electron beam welded pistons, and ferrous crown pistons, the Company has demonstrated that the SCS may reduce smoke/particulate emissions in excess of 40% and HC emissions by 5%, while maintaining equal NO emissions and BSFC within 2% above or below that of the stock engine.

The Company's ability to reduce soot emissions has an added benefit towards the reduction of NO in diesel engines. Many manufacturers are turning to using exhaust gas recirculation (EGR) to reduce NO. EGR is inert exhaust gas recycled and pumped back into the engine cylinders for the next combustion cycle. EGR can significantly reduce NO, but the soot recirculated with EGR can increase particulate emissions and increase engine wear. The SCS acts to reduce both the engine wear and the quantity of particulates in the emissions by significantly reducing the soot content of the emissions.

Management believes that Sonex Ultra Clean BurnTM technology is perhaps the least expensive method of emissions reduction, but it is likely to be used in conjunction with other technologies to enable manufacturers to meet the strict diesel truck emission standards that will be introduced later in this decade.


Health risks attributed to particulate and soot emissions
---------------------------------------------------------

Management also believes that the public will pressure regulators to set increasingly lower particulate and soot emissions standards following the recent publication of the results of major studies in Europe and North America showing a direct correlation between these emissions and the incidence of lung cancer and asthma. In a study conducted by researchers at the Harvard School of Public Health, Brigham Young University and the American Cancer Society, the soot content of particulate emissions has been shown to significantly increase the risk of a large variety of respiratory diseases. As a result of these and other studies, in June 1997 the U.S. Environmental Protection Agency (EPA) is expected to issue new, more stringent National Ambient Air Quality Standards

(NAAQS) on small size (2.5 or lower microns) soot particulates. It is believed that conventional diesel engine soot particulates are mainly in this size range.


Competition
-----------

The Company's competition comes from the extensive research departments of the world's major vehicle and engine manufacturers as well as independent research organizations. Although the experience and financial resources of its competitors far exceed those of the Company, management believes that the SCS can provide significant advantages over the competition in terms of cost, performance and simplicity.


Secrecy and non-disclosure
--------------------------

Due to the highly competitive nature of the world's automotive and truck industries, in connection with its contracts and/or demonstration programs with such manufacturers the Company is required to execute joint secrecy and disclosure agreements that expressly prohibit the public disclosure of the customers' names and other significant information. Failure by Sonex to maintain this strict level of confidentiality would jeopardize the relationship of the Company with its customers.


Overview of engine testing
--------------------------

The combustion process of an internal combustion engine is extremely complex, involving a vast number of sequential and simultaneous reactions. Even slight adjustments to the system can create large changes to the reactions forming the combustion process. As a result of these factors, the engine testing that the Company undertakes is extremely rigorous and time-consuming; however, the experience gained from this process over the past few years has gradually given the Company's technical staff an increased understanding of how to rapidly design the SCS into a diesel engine of a specific size and configuration.

In the highly competitive world automotive and truck industries, very small percentage changes in either fuel consumption, power or emissions can translate into success or failure in the marketplace. In addition, because current engines burn much cleaner and are more efficient than those produced only a few years ago, the task of extracting even further improvements in the combustion process presents an enormous challenge.

The emission targets set by the different engine manufacturers vary from one engine to another, sometimes on the basis of the specific market, i.e. North America, Europe or Japan, in which the manufacturer intends to sell the engine. In addition to running the specific emissions test relating to a given market, the Company must test each engine at a number of different timing configurations. This work must be repeated for each change that Sonex makes to the geometry of its microchambers and vents. The testing process is repetitive and laborious, yet necessary to satisfy the demands of the engine manufacturers.


Stages of technology demonstration and piston design
----------------------------------------------------

The major stages in the Company's demonstration and development process for DI turbocharged diesel truck engines include the following:

  o   execution of secrecy and disclosure agreements;
  o   exchange of technical information;
  o proof of concept with screw-assembled, Sonex-modified pistons fabricated by Sonex and tested by the engine manufacturer in its laboratories;
  o testing at mandated emissions and part-load cycles at Sonex on one of the manufacturer's latest engines, aimed at piston design improvement;

  o delivery of best design, screw-assembled, Sonex-modified pistons that allow the test engine to meet specified emission and fuel consumption targets to the engine manufacturer for verification testing and to one or more piston suppliers for the fabrication of finished pre-production pistons;
  o delivery by piston supplier of pre-production pistons for review, approval and testing through the same cycles as before, first by Sonex, then by the engine manufacturer, to insure that the performance of these pistons equals or exceeds that of the screw-assembled pistons.

The Company has now reached the next stage with two such programs, that is, optimization of the piston design for the fabrication of piston prototypes that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production. (See "Current diesel engine programs".) The engine manufacturers have stated that the SCS benefits could be in lower cost, less complexity and greater reliability. These three factors are now being addressed by the Company and its customers.


Collaboration with piston suppliers
-----------------------------------

In cooperation with the engine manufacturers, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. One of these companies, T&N Piston Products of the U.K., is widely recognized as one of the world's leading suppliers of pistons and other components to the engine industry.

T&N has developed innovative and economical techniques of manufacturing Sonex pistons for series production. Additional work by T&N involves finite element analysis, stress analysis and thermal cycling to examine the effects of stress on the Sonex piston under a variety of extreme conditions. Sonex and T&N believe the results of the joint development work, which has been moved from T&N's research facility to its advanced technology center, will demonstrate to engine manufacturers that Sonex pistons meet their technical requirements while remaining cost effective.


Current diesel engine programs
------------------------------

On a continuing basis for the past four years, the Company has performed extensive design and development work for two large multi-national diesel truck engine original equipment manufacturers (OEM's), in separate programs.

A funded agreement to develop Sonex pistons for industrial production for one of these companies was executed in 1994. This program advanced to the stage of verification tests by this engine manufacturer on an engine in its own facility using pre-production finished Sonex pistons fabricated by T&N. Successful results to that point led to initial discussions late in 1995 for technology transfer and licensing agreements. Such discussions remained preliminary while the engine manufacturer investigated the manufacturing costs of Sonex pistons and initiated discussions for a joint program for the optimization of the piston design to take place primarily at the manufacturer's advanced engine division laboratory in Europe. Late in 1996, however, the focus of discussions changed, and it was agreed by all three parties that the Company first should execute a commercial license with T&N. Under this approach, the cost of any and all royalties payable to the Company would be included in the selling price for Sonex pistons to be produced and sold by T&N to the engine manufacturer. Based on the progress of recent discussions, the Company hopes to have such an agreement in place by summer 1997.

The second large multi-national OEM has verified Sonex test results on a set of pre-production Sonex pistons fabricated by T&N. Subsequent adjustments to the manufacturing process of these pre-production pistons have been agreed to by all parties, and further testing is planned in the summer of 1997.

In October 1996 a third major international engine manufacturer executed a funded agreement with the Company for a similar demonstration program that is expected to be completed by the end of 1997, with all engine testing being conducted by the manufacturer in its own laboratories.

In March 1996 Texaco Group, Inc. ("Texaco") agreed to undertake a feasibility demonstration and evaluation of the SCS to confirm the capability of a Sonex piston to reduce emissions in a single cylinder DI diesel research engine. Texaco is funding the SCS investigation in response to increasingly rigorous federal fuel specifications now under consideration that are intended to assist engine makers in meeting future emissions and performance targets. Tests conducted by Texaco and others in the petroleum industry have shown that advanced technology diesel engines exhibit less sensitivity to fuel composition than current technology engines. Texaco believes that the development of an engine design meeting the forthcoming low emissions standards using the diesel fuel being produced today will make unnecessary the manufacture of higher cost diesel fuel and avoid the significant impact that higher cost would have on fleet owners and operators.

The engine selected for this testing is a single cylinder OEM generator set engine. The Company first developed a full set of data for the baseline engine, then fabricated and installed Sonex pistons in the engine. A representative of Texaco observed the operating performance of both configurations of this engine in Annapolis in March 1997, after which the engine was delivered to Texaco's research facility in Beacon, New York, for confirmation testing. Assuming satisfactory results are achieved in this first phase of the feasibility demonstration, Texaco and Sonex will consider more extensive testing to document optically the in-cylinder SCS behavior. Upon completion of the testing, the companies will publish jointly the evaluation findings in scientific and trade publications.


Lightweight, spark-ignited (SI) engines
---------------------------------------

In 1994 Sonex delivered two prototype lightweight, SI, carburetted two-stroke engines, which it modified to start and run on JP-5/JP8 standard military (diesel) fuel, to the U.S. Army's Fort Belvoir, Virginia, Research, Development & Engineering Center. The Army was interested in such an engine to be used in light-weight, man- portable generator sets for use in the field. While the demonstration of the prototypes was successful, the Company was informed later that the funding for the continuation of this program had been canceled.

In 1995, however, the U.S. Naval Research Laboratory (NRL) in Washington, D.C., contacted the Company for the possible application of this engine technology in Unmanned Aerial Vehicles (UAV's), which are small, remotely controlled surveillance aircraft. Sonex subsequently demonstrated and delivered an engine to NRL similar to those delivered to the Army. This engine, which is a lightweight, two-stroke, SI, carburetted, aircooled engine, was used in July 1996 in successful flight demonstrations by NRL of a UAV. The engine, originally gasoline fueled, was converted by Sonex to operate with JP5/JP8 fuel. NRL reported an increase of nearly 50% in fuel economy for the Sonex engine versus the stock gasoline engine. NRL is now considering this technology for its possible application in a larger engine, although funding for the project has not yet become available.

Based upon the successful public demonstration of the Sonex NRL UAV, the results of which were documented by NRL in a published report, a U.S. OEM of two-stroke engines recently contracted the Company to investigate the feasibility of applying that design in its high volume production gasoline fueled engine since the design has other beneficial characteristics, such as low cylinder head temperatures. In addition, a second U.S. OEM has provided four-stroke engines to the Company and is negotiating a contract to investigate the feasibility of applying the Sonex NRL UAV design to its SI engines using diesel fuel.


Alternative-fuel engines
------------------------

In the summer of 1994 the National Renewable Energy Laboratory Division (NREL) of the Midwest Research Institute, which is the field manager for the DOE Alternative Fuels Utilization Program, awarded the Company a contract to demonstrate the SCS on a one liter per cylinder diesel engine running on a number of different fuels, including methanol, ethanol, biofuel and diesel. In 1995 the Company successfully started and ran such an engine on neat M100 methanol fuel (100% methanol) at standard diesel compression ratio (17:5) with no fuel additive, ignition enhancer or in-cylinder ignition device. The engine was stable at all speeds and loads, and achieved power levels similar to those of the same engine running on diesel fuel. These results were achieved by replacing the engine's stock piston with a Sonex-modified piston, in addition to the standard modifications normally required to fuel a diesel engine on methanol.

On the basis of these results, the Company was informed by NREL that funding was to be set aside to continue the program in a vehicular demonstration. Sonex then submitted its final report to NREL, which was required to distribute the report for outside review. One such reviewer, an employee of Cummins Engine Co., a major U.S. diesel engine manufacturer, stated that "... Cummins sees very little if no interest in using alcohol fuels in diesel engines." DOE now appears to have adopted this position as well. Sonex is now participating in discussions with DOE and Sandia National Laboratories to proceed on diesel fuel programs rather than methanol.


Patents and proprietary information
-----------------------------------

The Company has endeavored to protect its technology by filing for patents in the United States and in those foreign countries in which it may be able to commercialize the technology. The Company has also developed a significant body of trade secrets, proprietary information and know-how relating to its technology. Although the principles underlying the SCS concept are capable of being understood by experts in the field, management believes that it would be difficult to apply the Sonex technology successfully to any given engine configuration without the benefit of the trade secrets, know-how and proprietary information owned by the Company.

Management believes that the Company's business depends substantially upon the protection afforded by its granted and pending patents, as well as its trade secrets, proprietary information and know-how. All contracts outside the Company involving any exchange of confidential technical information are made under secrecy agreements approved by the Company's patent counsel. In addition, all of the management and technical employees of the Company are required to sign non-disclosure agreements respecting the Company's technology.

The Company registered the name "SONEX" at the U.S. Patent and Trademark Office in March 1987, and is in the process of registering the name "Ultra Clean Burn" technology at the U.S. Patent and Trademark Office.



                         ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive offices and testing facility are located at 23 Hudson Street, Annapolis, Maryland, 21401. The facility is equipped with emissions test equipment and machine shop and storage facilities necessary to support the laboratory. Management believes that all of the Company's property is adequately covered by insurance. The building contains approximately 6,000 square feet and is being occupied by the Company pursuant to an extension through November 1997 under the terms of a long-term operating lease agreement that expired in 1994.

The Company will either attempt to negotiate a new long-term lease for its current office and laboratory facility once the current extension expires, or continue to occupy the premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management may also search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.

                            ITEM 3. LEGAL PROCEEDINGS

As described in detail below, the Company successfully defended itself against a legal action, initiated by two former officers of the Company, which concluded in 1996. As of the date of this report, management is aware of no other legal proceedings pending against the Company.

In June 1993 the Company eliminated the full-time positions of vice-president of operations, vice-president of engineering, and vice-president international. One of these individuals accepted the Company's financial separation offer, while the other two former officers, Mr. Charles C. Failla and Mr. Theodore P. Naydan (referred to as the "Plaintiffs") rejected the Company's offer and in November 1993 filed a Complaint in the Anne Arundel County, Maryland, Circuit Court. The Complaint demanded immediate full payment of aggregate unpaid salaries of $165,515 less approximately $14,500 representing a loan payable to the Company by Mr. Naydan, alleging that the Company breached contractual obligations by failing to pay salary due under previous employment agreements and violated Maryland labor laws by failing to pay wages due upon termination of employment. The Complaint also sought damages of up to three times the amount owed, plus prejudgment interest, attorney's fees and costs.

The Company denied the allegations and filed a counterclaim against the Plaintiffs for breach of contract with respect to a February 12, 1992 agreement known as the "Consent to Deferral" (See Item 6), executed by all salaried employees of the Company, including the Plaintiffs, in connection with an indispensable capital infusion. Pursuant to the Consent to Deferral, each signer consented to the past and future deferral of portions of their salaries and agreed to defer payment of amounts so accumulated until the Company has achieved commercial success through the receipt of substantial licensing revenue. The Company also maintained that it was not liable for treble damages because its actions did not violate the relevant law, which requires an employer to pay an employee all wages due upon termination of employment unless there exists a bona fide dispute over payment.

Following a hearing in June 1994 on various motions for dismissal and summary judgment filed by the parties, the hearing judge denied the Plaintiffs claims for treble damages and recovery of attorneys' fees and costs, dismissed most of the other motions, and ordered that a trial be held on the issue of whether the Plaintiffs received consideration in exchange for executing the Consent to Deferral.

At a trial held in November 1994 before a different judge, the Plaintiffs were awarded judgment in the amount of $163,140 that included pre-judgment interest from the date of termination of employment through the date of the trial and reflected an offset for the $14,500 loan payable to the Company by Mr. Naydan. Following the trial, the Company filed an appeal, and the Plaintiffs filed a motion to revise the judgment by seeking to reverse the prior ruling of the hearing judge denying the claim for treble damages. In order to stay the Plaintiffs from initiating steps to collect on the judgment prior to a ruling on the appeal, on November 30, 1994 the Company posted cash security with the court in the amount of $177,088, which figure included interest over the estimated period of the appeal process.

In February 1995 the trial judge denied the Plaintiffs' motion to revise the judgment, following which the Company refiled its appeal and the Plaintiffs filed an appeal of the decision to deny treble damages. Oral arguments before a panel of three judges of the Maryland Court of Special Appeals were presented in November 1995. In December 1995 the Court of Special Appeals reversed the judgment awarded to the Plaintiffs by the trial court, and remanded the case for consideration by the trial court of two issues not addressed in the trial. These issues, which were to be addressed in a second trial, involved clarification of whether the reference to $2 million in licensing fees in the Consent to Deferral refers to amounts from only one contract or an aggregate from more than one contract, and a determination of whether the Company acted in good faith in claiming an inability to pay deferred wages prior to the receipt of $2 million in licensing fees.

In January 1996 the Plaintiffs filed a Petition for Writ of Certiorari with the Court of Appeals of Maryland seeking a review of the reversal of the judgment by the Court of Special Appeals. The Company immediately filed its opposition to the Petition, and, in April 1996 the Petition was denied. In May 1996 a total of approximately $184,000, including interest earned through that date, was returned to the Company, and the parties executed a Stipulation of Dismissal with Prejudice pursuant to which all claims were dismissed.

In July 1996 the Company filed a Complaint in the Circuit Court for Anne Arundel County seeking to collect from Mr. Naydan principal and interest owed in connection with the $14,500 loan payable to the Company referred to above. In August 1996 Mr. Naydan filed a Motion to Dismiss or, in the alternative, a Motion for Summary Judgment, asserting that all amounts due to the Company were ruled at the November 9, 1994 trial to have been satisfied by offset against an equal amount of deferred salary owed by the Company to Mr. Naydan. In September 1996 the Company filed a Cross Motion for Summary Judgment in which it argued that as a result of the overturn on appeal of the November 1994 judgment against the Company, the ruling regarding the offset of the loan against deferred salary had been vacated. At a hearing in November 1996, the trial court ruled against the Company and granted Mr. Naydan's motion for dismissal. Although the Company and its legal counsel feel that this decision was incorrect and could be reversed upon appeal, the Company declined to appeal.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.



         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently is traded in the over-the-counter market on the OTC Bulletin Board service under the symbol "SONX". The OTC Bulletin Board is an electronic and screen-based quotation medium, operated and regulated by Nasdaq. Quotation information on OTC Bulletin Board stocks is available on stockbrokers' desktop terminals. The Company's Common Stock had traded on the Nasdaq Small-Cap Market until February 9, 1995, at which time its listing was discontinued for failure to maintain the minimum bid price required by Nasdaq for continued listing.

The Company has never paid cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. The high and low closing prices of the Common Stock for each quarterly period since January 1, 1995 were as follows (These prices, which are drawn from reports provided to the Company by Nasdaq, reflect inter-dealer prices without mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.):

     Quarter ended:                             High              Low
     --------------                             ----              ---
     March 31, 1995                             $3/4              $1/4
     June 30, 1995                               5/8             11/32
     September 30, 1995                        1 5/8              7/16
     December 31, 1995                        1 9/16                 1
     March 31, 1996                           2 1/16                 1
     June 30, 1996                            2 1/16                 1
     September 30, 1996                      1 11/32               7/8
     December 31, 1996                        1 9/32             11/16
     March 31, 1997                           1 9/16               5/8

As of March 31, 1997, there were 17,134,539 shares issued and outstanding, with approximately 1,050 holders of record. The shares for approximately 2,800 additional beneficial owners of the Common Stock are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                            AND RESULTS OF OPERATIONS

Losses accumulated during development stage
-------------------------------------------

Since its inception in 1980, the Company has generated cumulative net losses in excess of $19 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.


Financial position and liquidity
--------------------------------

As of March 31, 1997, the Company had available cash and equivalents of approximately $644,000 after having completed two private financings in March 1997 which yielded aggregate proceeds of $580,000. Based upon current spending levels, management believes that the cash on hand and expected revenue from currently executed contracts will be sufficient to fund operations at least through the end of the first quarter of 1998. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond the first quarter of 1998.


Salary deferrals by employees
-----------------------------

In order to help conserve the Company's limited cash resources, all of the Company's employees, at the request of the Board of Directors, for several years have been voluntarily deferring receipt of payment of significant portions of their authorized annual salaries. From time to time, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's Common Stock.

In February 1992 the Company sold $2 million in convertible preferred stock and common stock purchase warrants in a private placement pursuant to a proposal from Proactive Partners, L.P. and certain of its affiliates ("Proactive"). The proposal called for immediate payment to employees of a portion of the salaries deferred through that time. As a condition to the Company's receiving this indispensable financing, Proactive required that all salaried employees document and agree in writing to the ongoing deferral of salaries described above.

Accordingly, in February 1992 all of the Company's salaried employees jointly executed an agreement referred to as the "Consent to Deferral" in which the employees consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Immediately upon execution of the Consent to Deferral and in accordance with the terms of the Proactive investment, the Company received the proceeds from the financing, with which it paid a portion of previously deferred salaries in cash and in Company stock.

Following the completion of this investment, Proactive became the Company's largest shareholder by virtue of its holdings of convertible preferred stock and common stock purchase warrants, and two of the general partners of Proactive, Mr. Myron A. "Mike" Wick, III and Mr. Charles C. McGettigan, became directors of the Company.

The conditions of the Consent to Deferral that would allow repayment of deferred salaries have yet to occur. As of December 31, 1996, an aggregate of $595,620 of wages so deferred is recorded as accrued compensation in the accounts of the Company.

Results of operations
---------------------

Development Contract Revenue:

                   1996                        $ 70,000
                   1995                        $223,141
                   1994                        $146,800

Development contract revenue consisted of the following amounts from projects more fully described in Item 1: (1) $70,000 in 1996 under a demonstration program begun in October 1996 to apply the SCS to a truck diesel engine for a major international OEM; (2) $150,000 in 1995 and $75,000 in 1994 earned in connection with the development program begun in 1994 on a diesel-fueled truck engine for a major European manufacturer; (3) $53,141 in 1995 and $46,800 in 1994 from NREL for a methanol-fueled diesel engine demonstration; (4) $20,000 in 1995 from the U.S. Naval Research Laboratory for a generator set engine; (5) $25,000 in 1994 from the U.S. Army's Fort Belvoir RD&E Center for two engine generator sets.

Management is unable to predict future changes to development contract revenue because the amounts earned to date under previous development contracts have been determined through negotiations with individual manufacturers based upon the level of effort required and the level of funding that each manufacturer has been willing to commit. In addition, not all of the Company's development work has been funded by manufacturers. Management anticipates, however, that future revenue may also include consulting fees earned while working together with manufacturers to optimize the results achieved on a particular manufacturer's engine, and, ultimately, license fees and royalty revenue once the Company's technology is placed into production engines by manufacturers. The future amounts of such other types of revenue, however, cannot be reasonably estimated.


Research and Development (R&D) Expenses:

                                 1996           1995           1994
                                 ----           ----           ----
  Personnel:
      Salaries                 $245,919       $248,923       $209,998
      Taxes/benefits             37,025         35,542         33,813
      Bonuses                    10,000         31,625
      Stock & options            27,125         61,250         24,000
                               --------       --------       --------
      Total personnel           320,069        377,340        267,811

  Patent amortization
    and maintenance fees         71,180         88,378        193,318
  Occupancy                      55,459         57,314         61,959
  Testing supplies               35,898         29,312         45,547
  Depreciation                   21,783         20,646         23,677
  Other expenses                 19,135         12,243         30,468
                               --------       --------       --------

      Total R&D                $523,524       $585,233       $622,780
                               ========       ========       ========

Total R&D expenses decreased $61,709, or 11%, from 1995 to 1996, primarily due to a decrease in R&D personnel costs of $57,271, or 15%. From 1994 to 1995, total R&D expenses decreased $37,547, or 6%, as higher personnel costs by $109,529 were more than offset by a $113,665 decrease in patent amortization expense.

R&D salaries increased by $38,925 from 1994 to 1995 primarily due to the inclusion of a full year's salary in 1995 versus one month's salary in 1994 for the Company's new director of research hired in late 1994. Also, in 1995 the Company awarded bonuses totaling $31,625, payable in stock and cash, to three non-officer employees in recognition of their continued deferral of portions of their salaries. In 1996 the only bonus awarded was a cash bonus of $10,000 to the Company's chief executive officer. No bonuses were awarded in 1994.

Compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted, and is recognized ratably over the related vesting period. Charges for compensation paid in the form of stock or stock options in 1994 of $24,000 represented the value of consulting fees paid in stock to the Company's former vice-president - international, who now serves as corporate liaison in Europe. Late in 1995 the form of payment to this individual was changed to stock options, with related charges in 1995 of $30,000, while charges for payments in stock in 1995 were $8,750. Also in 1995 the Company recorded a charge to operations of $22,500 for below-market options granted to three non-executive employees. Charges in 1996 for stock option grants to the Company's corporate liaison in Europe were $14,000 while additional charges of $13,125 in 1996 related to option grants made to each of the Company's employees.

The significant decrease in amortization of patents and technology from 1994 to 1995 was primarily due to the fact that the total amount of capitalized costs of patents and technology was far lower in 1995 as opposed to 1994 as a result of the write-off at the end of 1994 of the capitalized costs of certain older purchased technologies that were abandoned, as described below. This decrease was partially offset by the inclusion in amortization expense in 1995 of $18,862 of additional write-offs, which figure was also the primary reason for the decrease in patent amortization and maintenance fee expense from 1995 to 1996 of $17,198.

Occupancy expenses have been declining for the last three years. When the lease for the Company's office and laboratory facility expired in April 1994, the Company negotiated a reduction in the monthly rent from $5,400 to $4,500, and two extensions through June 1995. From July 1995 through October 1996 the Company occupied its facility on a month-to-month basis under the terms of the expired lease agreement. An extension through November 1997 was then executed, with a reduction in the monthly rental to $3,500. Rent expense is allocated 80% to R&D and 20% to G&A based on the proportionate share of floor space devoted to each category.

Testing supplies include motor fuel, engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate from year to year depending on the number and type of engines being tested, and the timing of purchases of certain items. The charges for 1994 included an unusually large purchase of specialized testing fuel which was made to take advantage of favorable volume discounts from the supplier.

Depreciation expense has been declining for the last three years, as most of the Company's equipment that was purchased several years ago has become fully depreciated, while purchases of new equipment have not been significant.


General and Administrative (G&A) Expenses:

                                 1996           1995           1994
                                 ----           ----           ----
  Personnel:
      Salaries                 $104,753       $182,924       $193,524
      Taxes/benefits              9,523         13,084         13,123
      Bonuses                    10,000         35,000
                               --------       --------       --------
  Total personnel               124,276        231,008        206,647

  Legal fees                     18,524         40,143         46,802
  Stock transfer agent,
    proxy fees, etc.             21,183         23,907         13,302
  Occupancy                      13,159         16,983         15,988
  Travel                         22,583         17,810         25,826
  Telephone & postage            10,982         14,215         11,211
  Insurance                      11,789         10,939         16,338
  Audit fee                       9,815          9,720          9,772
  Other expenses                 28,132         29,358         32,661
                               --------       --------       --------

      Total G&A                $260,443       $394,083       $378,547
                               ========       ========       ========

Total G&A expenses decreased $133,640, or 34%, from 1995 to 1996, primarily due to a decrease in G&A personnel costs of $106,732, or 46%. From 1994 to 1995, total G&A expenses increased $15,536, or 4%, primarily due to higher personnel costs by $24,361.

The increase in G&A personnel costs from 1994 to 1995 is largely due to the fact that in 1995 the Company awarded a bonus of $35,000, payable in stock and cash, to its chief financial officer, while no bonus was awarded in 1994. In 1996 he was awarded a cash bonus of $10,000. The decrease of $78,171 in G&A salaries from 1995 to 1996 is nearly entirely due to a reduction of $76,000 in salary expense for the Company's president. Effective January 1, 1996, his employment commitment was changed from full-time to part-time, with a corresponding reduction in salary from $100,000 per year, 40% of which amount was deferred, to $2,000 per month with no portion deferred.

Total legal fees decreased by $6,659 from 1994 to 1995 and by $21,619 from 1995 to 1996. The year to year decrease is explained in part by the reduction in fees related to the lawsuit filed in November 1993 by two former officers of the Company, from $27,934 in 1994 to $21,132 in 1995 to $7,155 in 1996. Such fees were lower in 1995 because more time from the attorneys was needed in the early stages of the litigation - in the first half of 1994 with respect to motions for dismissal, and in the second half of that year for preparation for and attendance at the November 1994 trial. Less time was needed in 1995 for the filing of appeal briefs and for preparation for and attendance at the oral arguments in November 1995. The litigation was concluded early in 1996 in the Company's favor, resulting in lower fees in 1996. Legal fees for charges for general legal and securities related services were $16,407 in 1994, $6,204 in 1995 and $10,066 in 1996. Charges for services from the Company's patent counsel were $2,461 in 1994, $12,807 in 1995 and $1,303 in 1996.

Charges for stock transfer agent fees and for mailing of proxy materials and other communications to shareholders increased by $9,065 from 1994 to 1995, primarily due to the fact that the Company began to incur the additional expense of sending all press releases and shareholder letters to its "street name" holders as well as to those holding stock in their own names, whereas this was not often done in the past. Such charges in 1996 were only slightly lower than in 1995.


Write-off of Acquired Technology:

                   1995                        $ 80,000
                   1994                        $739,036

As described in Note 7 to the Company's financial statements, management determined in 1994 that the value of certain of its older technologies had suffered a permanent impairment. Accordingly, the net book value of the related capitalized costs, representing the unamortized portion of costs capitalized by the Company in connection with the acquisition and maintenance of these older technologies, was reduced to its estimated recoverable amount of $80,000, resulting in a charge to operations in 1994 of $739,036. In 1995 it was determined that the remaining balance of $80,000 was not recoverable, and this amount was also charged to operations.


Interest Expense:

                   1996                         $   670
                   1995                         $ 1,198
                   1994                         $32,864

Interest expense decreased by $31,666 from 1994 to 1995 because of the write-off in late 1994 of the capitalized costs of acquired technology, resulting in no further interest expense being imputed on the related technology purchase obligations.

Gains and Losses Related to Marketable Securities:

The unrealized gain on sales of marketable securities of $42,625 in 1994 represents the reversal of unrealized losses recorded in 1993 upon the sale in 1994 of securities for which the aggregate cost exceeded the aggregate market value at December 31, 1993. Sales of these securities made during 1994 resulted in realized gains of $23,666.

The realized gains on sales of marketable securities in 1996 represents the proceeds from the sale of a portion of the Company's investment in Digital Dictation, Inc., the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, SonoChem, Inc., as further described in Note 13 to the accompanying financial statements. Because the recorded basis for this investment is zero, all sales proceeds are recognized as gains.


Adoption of new accounting pronouncements
-----------------------------------------

The adoption by the Company in fiscal 1997 of new accounting pronouncements which have a delayed effective date is not expected to have a material impact on the financial statements of the Company.



                          ITEM 7. FINANCIAL STATEMENTS


Index to financial statements presented on pages 15 to 31:

     Report of independent accountants

     Financial statements:
         Balance sheets as of December 31, 1996 and 1995

         Statements of operations and accumulated deficit for the three years in the period ended December 31, 1996, and for the period from April 9, 1980 (inception) through December 31, 1996

         Statements of paid-in capital for the period from April 9, 1980 (inception) through December 31, 1996

         Statements of cash flows for the three years in the period ended December 31, 1996, and for the period from April 9, 1980 (inception) through December 31, 1996

     Notes to financial statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Sonex Research, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sonex Research, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from April 9, 1980 (inception) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company's ability to emerge from the development stage, commence generation of significant revenue and ultimately achieve profitable operations remains uncertain. The Company has incurred significant net losses since its inception. The Company's future prospects depend upon its ability to demonstrate commercial viability of its products and/or to obtain capital sufficient to assure the completion of its development stage activities, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP

Baltimore, Maryland
April 8, 1997

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         December 31,
                                                         ------------
                                                    1996              1995
                                                    ----              ----
          Assets

Current assets
 Cash and equivalents                            $   89,739        $  256,139
 Cash posted as security for
   judgment (Note 4)                                                  182,687
 Marketable securities, available-
   for-sale (Note 5)                                 36,800
 Accounts receivable                                 50,000            63,741
 Prepaid expenses                                    38,692            29,861
 Loans to officers and employees (Note 6)            16,906            43,376
                                                 ----------        ----------
   Total current assets                             232,137           575,804

Loans to officers and employees (Note 6)             15,000            15,000

Patents and technology (Note 7)                     239,308           328,822

Property and equipment (Note 8)                      28,008            44,904
                                                 ----------        ----------

           Total assets                          $  514,453        $  964,530
                                                 ==========        ==========


     Liabilities and Stockholders' Equity

Current liabilities
 Accrued compensation (Note 9)                   $  620,620        $  580,785
 Accounts payable and accrued liabilities           170,371           118,477
                                                 ----------        ----------
   Total current liabilities                        790,991           699,262
                                                 ----------        ----------

Stockholders' equity (Note 12)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; shares outstanding: 1,550,001
   in 1996 and 1,830,000 in 1995                     15,500            18,300
 Common stock, $.01 par value - shares issued
   and outstanding: 16,214,020 in 1996 and
   15,281,535 in 1995                               162,140           152,815
 Additional paid-in capital                      19,165,535        19,078,191
 Unrealized increase in value of
   marketable securities                             36,800
 Deficit accumulated during development stage   (19,656,513)      (18,984,038)
                                                 ----------        ----------
   Total stockholders' equity                      (276,538)          265,268

Commitments (Note 14)
                                                 ----------        ----------

   Total liabilities and stockholders' equity    $  514,453        $  964,530
                                                 ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                   April 9, 1980
                                                                    (inception)
                                      Year ended December 31,         through
                                      -----------------------       December 31,
                                  1996         1995         1994         1996
                                  ----         ----         ----         ----
Revenue
 Development contracts       $    70,000  $   223,141  $   146,800  $ 1,665,566
 Other                                                                  124,425
                                --------     --------     --------    ---------
                                  70,000      223,141      146,800    1,789,991
                                --------     --------     --------    ---------
Costs and expenses
 Research and development        523,524      585,233      622,780   11,791,690
 General and administrative      260,443      394,083      378,547    7,181,003
 Interest                            670        1,198       32,864      866,949
 Write-off of acquired
   technology                                  80,000      739,036      819,036
                                --------    ---------    ---------   ----------
                                 784,637    1,060,514    1,773,227   20,658,678
                                --------    ---------    ---------   ----------

Net loss from operations        (714,637)    (837,373)  (1,626,427) (18,868,687)
                                --------     --------   ----------  -----------

Other income and expense
 Investment and other income      12,049       12,182        9,299      293,134
 Debt conversion expense                                             (1,112,350)
 Gain (loss) on sales of
   marketable securities          30,113                    23,666       31,390
 Unrealized gain on
   marketable securities                                    42,625
                                --------     --------   ----------  -----------

Net loss                        (672,475)    (825,191)  (1,550,837) (19,656,513)

Deficit accumulated during
 development stage
  Beginning of period        (18,984,038) (18,158,847) (16,608,010)
                             -----------  -----------  -----------  -----------

  End of period             $(19,656,513)$(18,984,038)$(18,158,847)$(19,656,513)
                            ============ ============ ============ ============


Net loss per share                $ (.04)      $ (.06)      $ (.12)
                                  ======       ======       ======

Weighted average number of
 common shares outstanding    15,968,491   14,368,760   13,032,717
                              ==========   ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          STATEMENTS OF PAID-IN CAPITAL
               APRIL 9, 1980 (INCEPTION) THROUGH DECEMBER 31, 1996


                            Price  Preferred stock   Common stock     Additional
                             per  ($.01 par value) ($.01 par value)    paid-in
                            share  Shares  Amount   Shares  Amount     capital
                            -----  ------  ------  --------  ------  -----------

Note: Retroactive effect has been given to all previously declared stock splits.

April 1980 - property                             1,076,252 $10,764 $   (10,764)
December 1980 - cash        $1.08                   115,312   1,152     123,848
November 1981 - repurchase                         (115,312) (1,152)      1,077
November 1981 for services                           76,874     768        (718)
January, August 1982 - cash  2.25  200,000 $2,000                       448,000
January, August 1982 - cash   .26                    76,874     768      19,232
1982 stock issuance costs                                               (36,975)
February 1983 option exercise .30                   738,000   7,380     213,420
August, November 1983 - cash
  and services                .04                    53,812     538       1,712
January-December 1984 - cash  .78                   830,054   8,300     639,573
1984 stock issuance costs                                              (142,092)
1983 and 1984 anti-dilution        200,000  2,000   492,000   4,920      (6,920)
July, August 1984 - for past
  and future services         .78                   293,620   2,936     226,164
July 1984 conversion (.65 to 1)   (400,000)(4,000)  615,000   6,150      (2,150)
July 1984 note conversion     .78                   160,154   1,602     123,398
April 1985 IPO               2.50                 1,000,000  10,000   2,490,000
1985 stock issuance costs                                              (764,938)
1985 option exercise          .74                    61,494     615      44,585
July through November 1985 -
  exercise of warrants       3.00                       750       8       2,242
Dec. 1985 and Feb. 1986 -
  exercise of warrants       2.62                   521,788   5,218   1,361,079
July 1985 note conversion     .94                    32,030     320      29,680
1986 option exercise          .74                    99,834     998      72,988
1986 exercise of warrants    2.85                   155,943   1,560     442,815
December 1986 - cash         3.57                   280,000   2,800     997,200
1986 stock issuance costs                                              (213,402)
1986 distribution to stockholders                                       (18,772)
1986 deferred compensation -
  grant of stock options                                                276,500
April 1987 - cash            4.55                   220,000   2,200     997,800
May 1987 - cash              7.14                   140,000   1,400     998,600
1987 option exercise         3.50                    20,000     200      69,800
1987 stock issuance costs                                              (265,186)
1987 deferred compensation -
  grant of stock options                                                410,625
March, December 1988 option  3.00                    25,666     257      76,741
1988 exercise of warrants    2.50                     7,500      75      18,675
1988 for services            2.63                    11,428     114      29,886
1988 note conversion         2.00                   816,500   8,165   1,624,835
1988 debt conversion expense                                            737,500
1988 reclassification of
  issuance costs                                                       (176,981)
1988 forgiveness of interest
  on note conversion                                                     44,614
1988 deferred compensation -
  grant of stock options                                                 33,750
1989 for services            2.63                    11,429     114      29,886
1989 option exercise          .48                    36,903     369      17,432
March - June 1989 - cash     2.05                   281,000   2,810     572,200
1989 exercise of warrants    2.00                    28,840     288      57,392
1989 exchange offer          2.38                   604,200   6,042   1,428,933
1989 note conversion         2.38                    55,000     550     130,075
1989 technology rights       2.38                   250,000   2,500     591,250
1989 exercise of warrants    1.75                    73,650     737     128,151
1989 stock issuance costs                                              (252,950)
1989 deferred compensation -
  grant of stock options                                                 25,603
1990 for services             .59                     9,684      97       5,653
                                   -------  ----  --------- ------- -----------

Balance, December 31, 1990           -      -     9,156,279 $91,563 $13,651,066

                            (Continued on next page)

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          STATEMENTS OF PAID-IN CAPITAL
               APRIL 9, 1980 (INCEPTION) THROUGH DECEMBER 31, 1996

                          Price  Preferred stock     Common stock    Additional
                           per   ($.01 par value)  ($.01 par value)    paid-in
                          share   Shares   Amount   Shares   Amount    capital
                          ----- --------- ------- --------- -------  ----------
                         (Continued from previous page)
Balance, December 31, 1990         -        -     9,156,279 $91,563 $13,651,066
March through December -
 debt issuance costs      $ .50                     765,000   7,650     374,850
May, September for services .50                      86,400     864      42,336
September - conversion of
 notes and interest         .33                     645,442   6,454     208,693
Adjustment to stock ledger                           (1,500)    (15)     (3,547)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1991         -        -    10,651,621 106,516  14,273,398
February for cash          1.00 1,750,000 17,500                      1,732,500
Feb. - loan conversion     1.00   250,000  2,500                        247,500
February - conversion of
 notes and interest         .33                     349,892   3,499     113,131
February - payment
 of accrued compensation    .50                     384,220   3,842     188,268
April - conversion (.35 to 1)     (20,000)  (200)    57,143     571        (371)
August, December option
 exercise                   .50                      14,050     141       6,884
December - exercise of
 Class A warrants          1.50                     431,775   4,318     643,344
December - exercise of
 Class B warrants          2.00                       1,800      18       3,582
December - exercise of
 warrants                  1.00                      21,429     214      21,215
Compensation - grant of
 stock options                                                           51,562
Stock issuance costs                                                   (164,836)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1992      1,980,000 19,800 11,911,930 119,119  17,116,177
May through December -
 option exercise            .50                     153,038   1,531      74,988
May - exercise of warrants 2.00                         833       8       1,658
Issuance of discounted
 options in payment of:
  Accrued compensation                                                  303,611
  Note payable to officer                                                28,000
Stock issuance costs                                                     (1,596)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1993      1,980,000 19,800 12,065,801 120,658  17,522,838
February through August -
 option exercise            .50                      75,379     754      36,936
April - conversion (.35 to 1)    (150,000)(1,500)   428,567   4,286      (2,786)
April - conversion of
 loan and interest          .75                     281,872   2,819     208,585
June and July for cash      .75                     766,666   7,666     567,334
October for services        .80                      30,000     300      23,700
Stock issuance costs                                                     (7,767)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1994      1,830,000 18,300 13,648,285 136,483  18,348,840
January - July for services .58                      15,000     150       8,600
June for cash               .25                   1,020,000  10,200     244,800
June - payment of
 accrued compensation       .25                     170,000   1,700      40,800
June - indemnification
 by officer                                                              15,000
September through November
 option exercise            .50                      88,250     882      43,243
December for cash          1.00                     340,000   3,400     336,600
Compensation - grant of
 stock options                                                           52,500
Stock issuance costs                                                    (12,192)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1995      1,830,000 18,300 15,281,535 152,815  19,078,191
January for services       1.00                       1,000      10         990
January through August
 option exercise            .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - grant of
 stock options                                                           27,125
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1996      1,550,001$15,500 16,214,020$162,140 $19,165,535
                                ========= ====== ========== ======= ===========

    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                                  April 9, 1980
                                                                   (inception)
                                     Year ended December 31,         through
                                     -----------------------       December 31,
                                   1996       1995        1994         1996
                                   ----       ----        ----         ----
Cash flows from operating
activities:
 Net loss                       $(672,475) $(825,191) $(1,550,837) $(19,656,513)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities
   Depreciation                    21,783     20,646       23,680       665,515
   Amortization of patents        101,970     79,653      193,318     1,376,608
   Write-off of acquired
     technology                    80,000    739,036      819,036
   Compensation - stock options    27,125     52,500                    877,665
   Imputed interest expense                                23,328       551,247
   Interest credited to paid-
     in capital                                            44,614
   Debt conversion expense                                            1,112,350
   Current liabilities and
     charges paid in stock          1,000     51,250       35,404     1,124,380
   (Gain)/loss on sale of
     marketable securities        (30,113)                (23,666)      (31,390)
   Unrealized gain on sale of
     marketable securities                                (42,625)
   (Increase) decrease in
     accounts receivable           13,741     17,959      (81,700)      (50,000)
   (Increase) decrease in
     prepaid expenses              (8,831)     1,935       (5,300)      (38,692)
   Increase in accrued
     liabilities                   91,729    120,779      153,746       703,327
                                 --------   --------     --------   -----------
Net cash used in operating
activities :                     (454,071)  (400,469)    (535,616)  (12,501,853)
                                 --------   --------     --------   -----------
Cash flows from investing
activities:
  Purchase of marketable
    securities                                           (245,618)   (2,377,256)
  Proceeds from sales of
    marketable securities          30,113     17,292      822,617     2,408,646
  (Increase) decrease in
    loans to employees             26,470    (17,231)      (2,231)      (31,906)
  (Increase) decrease in cash
    posted as security
    for judgment                  182,687     (5,599)    (177,088)
  Acquisition of property
    and equipment                  (4,887)                 (3,462)     (544,036)
  Additions to patents
    and technology                (12,456)   (15,941)    (187,492)   (1,310,502)
                                 --------   --------     --------   -----------
Net cash provided by (used in)
investing activities:             221,927    (21,479)     206,726    (1,855,054)
                                 --------   --------     --------   -----------
Cash flows from financing
activities:
  Issuance of stock                65,744    639,125      612,690    15,107,655
  Issuance of convertible debt                                        2,287,500
  Indemnification by officer                  15,000                     15,000
  Repayment of convertible debt                                         (92,500)
  Stock and debt issuance costs              (12,192)      (7,768)   (2,038,916)
  Distribution to stockholders                                          (18,772)
  Reduction of technology
    purchase obligations                                               (797,500)
  Proceeds from borrowings                                 77,020     1,592,748
  Reduction of borrowings                     (9,898)    (320,707)   (1,608,569)
                                 --------   --------     --------   -----------
Net cash provided by
financing activities:              65,744    632,035      361,235    14,446,646
                                 --------   --------     --------   -----------
Increase (decrease) in cash:     (166,400)   210,087       32,345        89,739

Cash at beginning of period:      256,139     46,052       13,707
                                 --------   --------     --------   -----------
Cash at end of period:           $ 89,739   $256,139     $ 46,052      $ 89,739
                                 ========   ========     ========      ========


    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of financial statements
------------------------------------

Certain reclassifications have been made to the financial statements of prior years to conform to the classifications used in 1996. The financial statements include the accounts of the Company and, until its disposition in October 1995 as described in Note 13, SonoChem, Inc. All intercompany balances have been eliminated in consolidation. SonoChem, Inc. has been an inactive company since 1988, and its recorded expenses since then have not been significant.


Cash and equivalents
--------------------

The Company's By-Laws restrict the types of permitted investments to securities issued by the U.S. Treasury, savings accounts insured by the U.S. Government, or investment companies that invest in obligations of the U.S. Government or its agencies. The Company considers all short-term, highly liquid investments which are convertible into cash within three months or less to be cash equivalents.


Marketable  securities
----------------------

Securities held by the Company are classified as "available-for-sale" for financial statement purposes; accordingly, unrealized gains and losses with respect to such securities are reported as a separate component of stockholders' equity. Realized gains and losses are reported in the Company's statement of operations.


Patents  and  technology
------------------------

The costs associated with the filing of patent applications, computer models and simulations developed by third parties, and the acquisition of patents and technology from third parties are deferred. Amortization is recorded on a straight-line basis over the remaining legal life of patents, commencing in the year in which the patent is granted, or over a five-year period for the capitalized costs of computer models and simulations. Costs related to patent applications which ultimately fail to result in the grant of a patent, either through rejection by patent authorities or through abandonment by the Company, are charged to operations at the time such determination is made.


Property and equipment
----------------------

Property and equipment is stated at cost or, in the case of leased equipment under capital leases, at the present value of future lease payments, less accumulated depreciation. Major renewals and betterments are capitalized and ordinary repair and maintenance expenditures are charged to operations in the year incurred. Depreciation is computed using the straight line method for financial reporting purposes and accelerated methods for income tax purposes. Equipment and vehicles are depreciated over three to seven years, while leasehold improvements are depreciated over the shorter of the useful life or the remaining term of the related lease.


Revenue  recognition
--------------------

Revenue derived from development contracts is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Commercial development contracts are executed in situations in which a manufacturer is willing to provide funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Development contracts are also executed for funding supplied by a government or quasi-government agency.

Generally, commercial development contracts require the Company to demonstrate that the manufacturer's engine, when modified with the Company's technology, can meet certain emissions reduction and performance goals specified in the contract. In addition, these contracts sometimes provide that payment of part of the contract amount will be made only if the Company meets the specified goals. The Company is not required to repay any funds received in connection with its development contracts. To date, the development contract revenue earned by the Company has offset only a small percentage of total research and development expenditures.


Stock-based  compensation
-------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123 "Accounting for Stock-Based Compensation".


Net loss per  share
-------------------

Net loss per share is computed based upon the weighted average number of common shares outstanding during the year. No consideration is given to convertible preferred stock and exercisable stock options and warrants in these computations since they would serve to reduce the loss per share.


Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


NOTE 3 - LIQUIDITY AND ABILITY TO EMERGE FROM THE DEVELOPMENT STAGE

Substantial progress toward commercialization of the SCS has been made under joint development programs with manufacturers, and negotiations for production piston development programs and licensing agreements are currently in progress. Until such time, however, as licensing agreements are executed with one or more major engine manufacturers, substantial doubt remains about the Company's ability to emerge from the development stage, commence generation of significant revenues and ultimately achieve profitable operations.

Management recognizes that the Company's current level of available funds, including the capital raised in March 1997 pursuant to the transactions described in Note 15, combined with revenue from current and future development contracts, may not provide sufficient operating capital to fund operations until such time as a stream of royalty revenue is realized from the licensing of the SCS. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by officers and other salaried employees of significant portions of their salaries. In the event that the realization of significant revenue from the licensing of the SCS is further delayed, the Company may need to raise additional capital to fund its development stage activities.


NOTE 4 - CASH POSTED AS SECURITY FOR JUDGMENT

In connection with a judgment stemming from a lawsuit against the Company filed by two former officers as described in Note 10, on November 30, 1994, the Company placed $177,088 in cash on deposit with the court pending the resolution of an appeal. The judgment was later reversed on appeal, and, in May 1996, a total of approximately $184,000, including interest earned through that date, was returned to the Company.

NOTE 5 - MARKETABLE SECURITIES

As described in Note 13, in October 1995 the Company's inactive, public shell subsidiary, SonoChem, Inc., was merged with and into Digital Dictation, Inc. ("Digital"), a privately held Virginia medical transcription services company. In connection with the merger, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by Sonex, began trading in the over-the-counter market in April 1996. During 1996 the Company sold a total of 27,000 shares of its Digital stock and realized aggregate net proceeds of $30,113.

At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero is considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the 1995 financial statements with respect to this transaction. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has become available, the investment is now accounted for in accordance with SFAS No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the 98,133 shares held as of December 31, 1996 is recorded in the accompanying financial statements at its aggregate fair value of $36,800. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis, is reported as a separate component of stockholders' equity. Subsequent changes in the aggregate market value of this investment will be similarly recorded.

During 1992 and early 1993 approximately $778,000 of the Company's funds were invested in a publicly traded stock. This investment was purchased on behalf of the Company by its president pursuant to authority granted him under the
Company's By-Laws in effect at the time, although without the knowledge or approval of the Company's Board of Directors. The president subsequently agreed to indemnify the Company against any losses on the sale of this investment, and the Company's By-Laws were amended to restrict the types of permitted investments to those described in Note 1.

The investment was sold in stages from December 1993 through March 1995 and, in the aggregate, the Company recognized a net gain of $1,750 from such sales and incurred interest of $11,727 on borrowed funds secured by the investment. The Company has since been indemnified by its president for net losses of $9,977. In June 1995 the Company received an additional reimbursement from its president in the amount of $5,023 for expenses paid by the Company since late 1991 that were subsequently determined to have been incurred by its president for matters unrelated to the Company's operations. The aggregate indemnification and expense reimbursement of $15,000 has been credited to additional paid-in capital during 1995.


NOTE 6 - LOANS TO OFFICERS AND EMPLOYEES

Loans totaling $37,180, bearing interest at six percent per annum, were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt in 1992 of shares of common stock in payment of deferred wages. Outstanding loan principal and accrued interest balances are secured by deferred salaries payable to each of the borrowers. One of these loans in the principal amount of $14,500 was made to the Company's vice-president of operations, whose employment was later terminated. The former officer, however, instituted legal action against the Company in November 1993, as described in Note 10, to collect additional amounts of deferred salary, net of the loan balance. During 1996 the Company unsuccessfully instituted legal action for collection of this amount; as a result, the outstanding loan principal and interest was satisfied through offset against deferred salary payable to the former officer.

The maturity date for the loan principal and interest due from current employees has been extended through December 31, 1997. As of December 31, 1996, aggregate loan principal of $13,580 remained outstanding, while accrued interest on the loans aggregated $3,326.

Loans totaling $15,000 were made at the end of December 1995 to one of the Company's officers and two non-officer employees for the payment of income tax liabilities incurred by these individuals upon their receipt in 1995 of shares of common stock in payment of bonus compensation. The loans are secured by deferred salaries payable to each of the borrowers, and become due within ninety days of the date that the shares of common stock received by the borrowers in 1995 first become saleable. The loans originally bore a stated interest rate of six percent per annum, but were amended recently by the Board of Directors to eliminate the accrual of interest.


NOTE 7 - PATENTS AND TECHNOLOGY

The capitalized costs of patents and technology consists of the following:

                                                      December 31,
                                                   ------------------
                                                   1996          1995
                                                   ----          ----
    Patent application fees and
      related legal costs                        $249,093      $236,637
    Computer models and simulations               237,164       237,164
                                                 --------      --------
                                                  486,257       473,801

    Accumulated amortization                     (246,949)     (144,979)
                                                 --------      --------

                                                 $239,308      $328,822
                                                 ========      ========

Following an extensive evaluation in 1994 of the factors affecting the economic value of all of the Company's proprietary technology, the carrying values of certain technology developed internally, other technology acquired from a third party, and related technology purchase obligations, were reduced to their estimated recoverable amounts. Related charges to operations in the accompanying financial statements aggregated $739,036 in 1994 and $80,000 in 1995.

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


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      December 31,
                                                   ------------------
                                                   1996          1995
                                                   ----          ----

    Shop equipment                               $394,182      $388,346
    Equipment under capital lease                                43,299
    Vehicles                                       11,053        11,053
    Office equipment                               24,806        22,902
    Leasehold improvements                                       31,367
                                                 --------      --------
                                                  430,041       496,967

    Accumulated depreciation                     (402,033)     (452,063)
                                                 --------      --------

                                                 $ 28,008      $ 44,904
                                                 ========      ========

NOTE 9 - ACCRUED COMPENSATION

In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of December 31, 1996, an aggregate of $595,620 of wages so deferred remained unpaid and has been recorded as accrued compensation on the Company's balance sheet. This balance includes amounts payable to two former officers who unsuccessfully sought early repayment through the legal action described in Note
10. As a result of that litigation and a subsequent unsuccessful collection action filed by the Company in 1996, approximately $14,500 representing a loan payable to the Company by one of the former officers, plus accrued interest, was determined to have been satisfied by offset against an equal amount of deferred salary owed by the Company to the former officer.

As a condition of the Company's receiving an indispensable capital infusion in February 1992, the investors, Proactive Partners, L.P. and certain of its affiliates ("Proactive") who became the Company's largest shareholder by virtue of their purchase of convertible preferred stock and common stock purchase warrants, required that the voluntary deferral of salaries be documented formally. Accordingly, all salaried employees executed an agreement referred to as the "Consent to Deferral" in which they consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.


NOTE 10 - LITIGATION

In June 1993 the Company eliminated the positions of three full-time vice-presidents. One of these individuals accepted the Company's separation compensation offer, while the other two former officers (referred to as the "Plaintiffs") instituted legal action in November 1993, demanding immediate full payment of aggregate unpaid salaries of $165,515 less approximately $14,500 representing a loan payable to the Company by one of the Plaintiffs. This lawsuit alleged that the Company breached contractual obligations by failing to pay salary due under previous employment agreements and violated Maryland labor laws by failing to pay wages due upon termination of employment. The Plaintiffs sought immediate full repayment of deferred salaries and damages of up to three times the amount owed, plus prejudgment interest, attorney's fees and costs.

Following a hearing in the trial court in June 1994 on various motions for dismissal and summary judgment filed by the parties, the hearing judge denied the Plaintiffs claims for treble damages and recovery of attorneys' fees and costs, and dismissed most of the other motions. At a trial held in November 1994 before a different judge, the Plaintiffs were awarded judgment in the amount of $163,140 that included pre-judgment interest from the date of termination of employment through the date of the trial and reflected an offset for the $14,500 loan. Following the trial, the Company filed an appeal and, in order to stay the Plaintiffs from initiating steps to collect on the judgment prior to a ruling on the appeal, on November 30, 1994 the Company posted cash security with the court in the amount of $177,088, which figure included interest over the estimated period of the appeal process.

In December 1995 the Maryland Court of Special Appeals reversed the judgment awarded to the Plaintiffs by the trial court, following which the Plaintiffs filed a Petition for Writ of Certiorari with the Court of Appeals of Maryland seeking a review of the reversal of the judgment by the Court of Special Appeals. In April 1996 the Petition was denied and, in May 1996, a total of approximately $184,000, including interest earned through that date, was returned to the Company. Also in May 1996, the parties executed a Stipulation of Dismissal with Prejudice pursuant to which all claims were dismissed.

NOTE 11 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1996, the Company had net operating loss carryforwards of approximately $16.5 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. The Company's net operating loss carryforwards expire at various dates from 1997 through 2011, as follows:


    Expiring in 1997 - 1998                  $   947,000
    Expiring in 1999 - 2000                    2,005,000
    Expiring in 2001 - 2002                    3,907,000
    Expiring in 2003 - 2011                    9,667,000
                                             -----------

                                             $16,526,000
                                             ===========

The difference between the net operating loss carryforwards for income tax reporting purposes and the accumulated deficit reported in these financial statements results principally from temporary differences relating to the timing of the recording of deferred salaries and compensation related to the grant of stock options for income tax and financial reporting purposes, the differences in the accounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and as a result of the non-deductibility for income tax purposes of the charge to operations for debt conversion expense in 1988. The potential income tax benefit of these carryforwards and temporary differences of approximately $6.4 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date.


NOTE 12 - CAPITAL STOCK

Authorized capital stock
------------------------

The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of December 31, 1996, a total of 449,999 shares of preferred stock had been converted into 1,285,707 shares of common stock.


Private placements of common equity
-----------------------------------

In June 1994 the Board of Directors accepted a proposal from Proactive, the Company's largest shareholder and two of whose general partners are directors of the Company, for an immediate private investment of $500,000 and the conversion to common equity of loans payable to Proactive aggregating $200,000, along with accrued interest of $11,404.

In consideration of its $500,000 cash investment Proactive received 666,666 shares of common stock, five-year warrants to purchase 333,333 shares of common stock at $1.125 per share (the "$1.125 Warrants"), and five-year warrants to purchase 333,333 shares of common stock at $1.50 per share (the "$1.50
Warrants"). The Company also accepted additional investments aggregating $75,000, on the same terms as the Proactive cash investment, from a limited number of other shareholders. The outstanding loans and accrued interest aggregating $211,404 owed to Proactive were converted into 281,872 shares of common stock, and Proactive also received 140,936 of the $1.125 Warrants and 140,936 of the $1.50 Warrants.

In late May 1995 the Board of Directors accepted a proposal from Proactive for an immediate private investment of $200,000, in consideration for which Proactive received 800,000 shares of common stock, five-year warrants to purchase 400,000 shares of common stock at $.375 per share (the "$.375 Warrants"), and five-year warrants to purchase 400,000 shares of common stock at $.50 per share (the "$.50 Warrants"). The Company also accepted additional investments aggregating $55,000, in units of $5,000 on the same terms as the Proactive cash investment, from a limited number of other shareholders. In connection with this financing, the Company paid an advisory fee of $10,000 to an entity affiliated with Proactive.

In June 1995 accrued bonus compensation aggregating $42,500 due to the Company's chief financial officer and three other employees of the Company was paid through the issuance of common stock and warrants on the same terms as the Proactive cash investment. In total, these employees received 170,000 shares of common stock, $.375 Warrants to purchase 85,000 shares, and $.50 Warrants to purchase 85,000 shares.

In connection with a private financing in December 1995, the Board of Directors accepted investments aggregating $340,000, in units of $10,000, from several shareholders who are accredited investors. Each $10,000 Unit consisted of 10,000 shares of the Company's common stock and five-year warrants to purchase an additional 10,000 shares of common stock at $1.25 per share (the "$1.25 Warrants"). The Company also agreed to file, prior to June 30, 1996, an effective registration statement covering the common stock issued in connection with this private placement and the common stock issuable upon the exercise of the $1.25 Warrants.

As described in Note 15, the Company was unable to complete a registration, initiated in 1996, of the securities issued in connection with the financings described above. Instead, as of February 28, 1997, the Company offered the holders thereof a number of amendments to their warrants. As a result, the exercise prices of the $1.125 and $1.50 Warrants issued in June 1994 to purchase an aggregate of 1,048,536 shares of common stock and the $1.25 Warrants issued in December 1995 to purchase 340,000 shares of comon stock were reduced to $.75. In addition, all of these warrants, as well as the $.375 and $.50 Warrants issued in May 1995 and June 1995, were amended to permit cashless exercise at the option of the holder and to provide for "piggy-back" registration rights.

As described in Note 15, in March 1997 the Company raised additional equity capital aggregating $580,000 from Proactive and other shareholders, and amended the terms of certain warrants issued in February 1992 in addition to making the amendments to the warrants described above.

No separate value has been reflected in the financial statements for the warrants issued in the above transactions based on management's belief that the separate fair value of such warrants is not significant.


Stock options
-------------

The Company maintains a non-qualified stock option plan which has made available for issuance a total of five million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options become vested with respect to those options which have not already vested. Options granted to date expire at various dates through August 2006.

In June 1995 the Board of Directors approved the grant to each of the Company's seven outside directors of ten-year options to purchase 200,000 shares of common stock. These options vest at the rate of 25% per year beginning with the date of grant and have an exercise price of $.50 per share, which price was above the then current market price of the common stock. Also in June 1995, the exercise price of a total of 448,000 options granted to outside directors in June 1992 was reduced from $1.25 per share to $.50 per share to reflect the fact that the incentive element of these options had been eliminated as a result of the subsequent sustained decline in the market price of the common stock to a value substantially below the exercise price established at the date of grant of these options.

Between January 1, 1994 and December 31, 1996, the Company had the following activity in options to purchase shares of common stock:


                                                Weighted               Weighted
                                                 average                average
                                                exercise  # of shares  exercise
                                   # of shares    price   exercisable    price
                                   -----------  -------   -----------  --------

Unexercised at January 1, 1994      2,534,851     $.64     1,986,529     $.64
                                                           =========     ====
    Granted                            48,500      .50
    Exercised                         (75,379)     .50
    Lapsed or canceled                 (3,750)     .50
                                   -----------  -------

Unexercised at December 31, 1994    2,504,222      .64     2,270,067     $.64
                                                           =========     ====
    Granted                         1,611,000      .52
    Exercised                         (88,250)     .50
    Lapsed or canceled
                                   -----------  -------

Unexercised at December 31, 1995    4,026,972      .51     2,807,372     $.52
                                                           =========     ====
    Granted                           123,000      .80
    Exercised                        (131,488)     .50
    Lapsed or canceled                (45,000)     .50
                                   -----------  -------

Unexercised at December 31, 1996    3,973,484     $.51     3,195,734     $.53
                                    =========     ====     =========     ====


Of the options exercisable at December 31, 1996, options for the purchase of 3,002,484, 53,250, and 140,000 shares, respectively, were exercisable at prices of $.50, $.75 and $1.00 per share, respectively. As of December 31, 1996, taking into account options that expired, were cancelled or were exercised, options to purchase 397,182 shares of common stock remain available for future grant.

For certain options granted during 1996 and 1995, the Company credited $27,125 and $52,500, respectively, to additional paid-in capital, representing the excess of the aggregate market value at the date of grant of shares under option over the aggregate exercise price of such options, and charged a like amount to compensation expense.
No such charges were incurred in 1994.

The Company applies APB Opinion No. 25 in accounting for stock option compensation; however, SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company estimated the grant date fair value of each option awarded in 1995 and 1996 using the Black-Sholes option pricing model with the following weighted average assumptions: expected volatility of 124%, risk-free interest rate between 6.19% and 6.87%, zero dividend yield, and expected terms of ten years for options granted to employees, officers and directors and three years for options granted to consultants.

Had compensation cost for the Company's stock option plan been determined consistent with the method of SFAS No. 123 using the weighted average estimate of the fair value of each option granted of $.59 in 1996 and $.58 in 1995, the Company's net loss and net loss per share (LPS) for 1996 and 1995 on a pro forma basis would have been as indicated below:

                                       Net loss               LPS
                                      ----------             -----

         1996 - as reported           $  672,475             $.04
         1996 - pro forma             $  910,840             $.06

         1995 - as reported           $  825,191             $.06
         1995 - pro forma             $1,095,611             $.08

These pro forma disclosures are not representative of the effects on reported net loss and net loss per share for future years due to the effects of vesting.

Common stock reserved for future issuance. The number of shares of common stock reserved by the Company for issuance for the following purposes have been adjusted to reflect the changes resulting from the transactions in March 1997 described in Note 15 as if such changes had occurred as of December 31, 1996:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
 Exercisable at $1.00 per share, expiring in December 1997           428,571
 Exercisable at $1.50 per share, expiring in December 1997           428,572
                                                                  ----------
                                                                   7,493,080
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,002,484
 Exercisable at $.75 per share                                        53,250
 Exercisable at $1.00 per share                                      140,000
                                                                  ----------
                                                                   3,195,734
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       744,000
 Exercisable at $.75 per share                                        33,750
                                                                  ----------
                                                                     777,750

Options available under plan for future grants                       397,182

Conversion of preferred stock                                      4,428,574
                                                                  ----------

 Total shares reserved                                            16,292,320
                                                                  ==========


NOTE 13 - INVESTMENT IN DIGITAL DICTATION, INC.

In October 1995 the Company's inactive, public company subsidiary, SonoChem, Inc., effected a 1:10 reverse split of all of its issued and outstanding shares of common stock, leaving 312,874 post-split shares, and was merged (the "Merger") with and into Digital Dictation, Inc. ("DDI"), a privately held Virginia medical transcription services company. Pursuant to the Merger, SonoChem issued and exchanged 5,944,606 post-split shares of its common stock in return for 100% of the issued and outstanding shares of common stock of DDI, and SonoChem's name was changed to Digital Dictation, Inc. ("Digital"). Upon consummation of the Merger, the present officers and directors of DDI, two of whom are directors of the Company and general partners of Proactive, became the directors and officers of Digital. See Note 5 for the accounting treatment of this exchange and the subsequent accounting for the Company's investment in the Digital stock.

NOTE 14 - COMMITMENTS

The  Company  does  not have  employment  agreements  with any of its  officers;
however, as detailed in Note 9, all salaried employees have been deferring significant portions of their authorized salaries under the terms of the Consent to Deferral in order to help conserve cash.

The Company occupies its office and laboratory facilities pursuant to an extension through November 1997 under the terms of an operating lease agreement that has expired. The lease provides for monthly rent of $3,500, and requires the Company to pay all property related expenses. Gross rent charges aggregated $52,000, $54,000 and $57,600 in 1996, 1995 and 1994, respectively, while the
Company also earned sublease income of $2,400 in 1996. The Company will either attempt to negotiate a new long-term lease for its current office and laboratory facility once the current extension expires, or continue to occupy the premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management may also search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.


NOTE 15 - SUBSEQUENT EVENTS

On February 28, 1997, the Company notified the holders of all of its outstanding warrants to purchase shares its common stock of proposed amendments to such warrants. These amendments were offered because the Company was unable to complete a planned registration during 1996 of the common stock issuable upon the exercise of the warrants. The warrants, all of which had original expiration dates five years from the respective acquisition date, were issued in the private financings that took place in June 1994, June 1995 and December 1995 as described in Note 12, and in February 1992. The proposed amendments included, in various combinations, extensions of the expiration dates, reductions in the exercise prices, provisions for cashless exercise, and provisions for "piggyback" registration rights.

The amendments proposed for the warrants issued in February 1992 (the "February 1992 Warrants") were also offered in connection with a $250,000 equity investment proposal from Proactive accepted by the Company on February 24, 1997. In exchange for this cash investment, Proactive received 333,333 shares of common stock and five-year warrants to purchase 166,666 shares of common stock at an exercise price of $.75 per share, along with a number of amendments to its February 1992 warrants issued by the Company to Proactive and other investors in connection with the sale of $2 million of convertible Preferred Stock in February 1992 (the "Preferred Stock Investment").

In connection with the Preferred Stock Investment, $1,525,000 of which was provided by Proactive, the Company had issued to investors the following February 1992 Warrants to purchase shares of common stock: 2,857,143 exercisable at $1.00 per share and 2,857,143 exercisable at $1.50 per share. The Company also issued additional February 1992 Warrants to purchase 571,428 shares at $.35, 285,714 shares at $1.00, and 285,714 shares at $1.50, to Proactive and others for investment advisory services provided in connection with the Preferred Stock Investment. February 1992 Warrants to purchase 21,429 shares at $1.00 were later exercised.

Under the terms of this new investment, Proactive received the following amendments to their February 1992 Warrants: reduction of the exercise prices of warrants originally exercisable at $1.00 and $1.50 per share to $.75 per share, with a reduction in the number of shares purchaseable pursuant to these warrants of 25% for the warrants originally exercisable at $1.00 and 50% for the warrants originally exercisable at $1.50; and extension of the expiration dates for the remaining warrants outstanding through February 12, 2000.

The other February 1992 investors were offered the opportunity to make additional cash investments on these same terms in amounts proportional to the original investments made in February 1992. One investor, a director of the Company, did remit $1,639 on those terms, while the remaining investors who declined in writing to make a new investment received an extension of the expiration date of their warrants to December 31, 1997. The warrants held by those investors who failed to respond to the Company's offer expired as of March 15, 1997.

On March 31, 1997, the Company completed a private financing in which it raised $330,000 from a small number of the Company's existing shareholders who qualified as accredited investors. A total of 440,000 shares of the Company's common stock and five-year warrants to purchase an additional 220,000 shares of common stock at $.75 per share were issued in connection with this transaction.

If the transactions described above had taken place on December 31, 1996, the following adjustments would have been made to the December 31, 1996 historical balance sheet:

                                     As previously
                                       reported     Adjustments    Pro forma
                                     -------------  -----------   ----------

  Cash                                $   89,739     $ 580,000     $ 669,739
                                      ==========     =========     =========

  Total stockholders' equity          $ (276,538)    $ 580,000     $ 303,462
                                      ==========     =========     =========

  Number of shares of common stock    16,214,020       773,333    16,987,353
                                      ==========       =======    ==========


Presented below is a schedule summarizing the number, exercise prices and expiration dates of the warrants outstanding as of March 31, 1997 both as originally issued and as amended as described above and in Note 12.


                          Before amendments              After amendments
                   -----------------------------   -----------------------------
 Month issued        $   # of shares  Expiration     $   # of shares  Expiration
 ------------      ----  -----------  ----------   ----  -----------  ----------

February 1992      0.35     571,428   Feb. 1997    0.35     571,428   Feb. 2000
February 1992      1.00   3,121,428   Feb. 1997    0.75   1,858,928   Feb. 2000
                                                   1.00     428,571   Dec. 1997
February 1992      1.50   3,142,857   Feb. 1997    0.75   1,239,286   Feb. 2000
                                                   1.50     428,572   Dec. 1997
June 1994          1.125    524,268   June 1999    0.75     524,268   June 1999
June 1994          1.50     524,268   June 1999    0.75     524,268   June 1999
June 1995          0.375    595,000   June 2000    0.375    595,000   June 2000
June 1995          0.50     595,000   June 2000    0.50     595,000   June 2000
December 1995      1.25     340,000   Dec. 2000    0.75     340,000   Dec. 2000
                         -----------                     -----------

Totals                    9,414,249                       7,105,321
                          =========                       =========

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its current independent accountants, Price Waterhouse LLP, on any matter of accounting principles or practices or financial statement disclosure. Price Waterhouse LLP has been the Company's independent accountants since 1985.


            ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

Executive officers are appointed and serve at the discretion of the Board of Directors. The Company's Board of Directors is divided into two categories: (1) "Preferred Stock" directors, who are elected by the holders of preferred stock and who constitute a majority of the Board; and (2) "Common Stock" directors, who are elected by the holders of common stock. These two categories of directors are each further divided into three classes as nearly equal in number as possible. The term of one class of directors expires at each annual meeting of stockholders, with the members of each class to hold office until their successors are elected and qualified. Directors of the Company do not receive fees for their services, but are eligible to receive stock option grants and are reimbursed for expenses related to their activities as directors.

The names, ages, dates first elected as directors, and principal occupations and employment of the directors and executive officers of the Company are set forth below.

                                Term as
                                director
           Name             Age expires           Position
     ----------------       --- -------      -------------------

Preferred Stock Directors:

 Mr. Charles C. McGettigan   52   1999  Director
 Mr. Peter Y. Mills          42   1997  President and Director
 Mr. Craig A. Nalen          66   1998  Director
 Mr. Robert D. van Roijen    57   1998  Director
 Mr. Myron A. Wick, III      53   1999  Chairman of the Board

Common Stock Directors:

 Mr. Nuno Brandolini         43   1997  Vice Chairman of the Board
 Mr. Lawrence H. Hyde        72   1999  Director
 Mr. Ronald A. Glantz        55   1997  Director
 Dr. Andrew A. Pouring       65   1998  Chief Executive Officer, Chief Scientist
                                          and Vice Chairman of the Board
Other Executive Officers:

 Mr. George E. Ponticas      37         Vice President - Finance, Secretary,
                                          Treasurer and Chief Financial Officer


Background of Directors and Executive Officers
----------------------------------------------

Mr. Charles C. McGettigan has been a director of the Company since February 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988 he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of Digital Dictation, Inc., I-Flow Corporation, Modtech, Inc., PMR Corporation, and Onsite Energy, Inc., of which he is the Chairman. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from The Wharton School of the University of Pennsylvania.

Mr. Peter Y. Mills has been President and a director of the Company since November 1991. Mr. Mills has nearly two decades of international business experience in managing, financing, and turning around small high technology companies in the U. K., the U. S. and Canada. He has also been a financial consultant to companies that he has helped finance, including Database Sapphire Intl., IXI, Finamex Financial, All Computers, Inc., and Saracen Electronics. Mr. Mills currently serves on the Board of Directors of WrayTech Instruments, Inc. He was educated at Winchester College in the U.K. and Langues Orientales, Nouvelle Sorbonne in Paris, France.

Mr. Craig A. Nalen has been a director of the Company since February 1992. In 1990 Mr. Nalen founded U.S. Business Centers, Inc. (USBC) and currently serves as its Chairman of the Board. USBC is presently involved in the development, financing, construction, and management of major commercial office building complexes in Eastern Europe. From 1981 to 1990 Mr. Nalen served as President and Chief Executive Officer of the U.S. Overseas Private Investment Company (OPIC), a post to which he was appointed by President Reagan and subsequently confirmed by the U.S. Senate. From 1972 to 1975 he was Chairman, President, and Chief Executive Officer of American Photograph Company, and from 1975 to 1980, he was Chairman, President, and Chief Executive Officer of the STP Company, a company which develops and markets premium automotive products. Mr. Nalen currently serves on the Board of Directors of Firan Corp. He received a B.A. degree from Princeton University and an MBA from Stanford University.

Mr. Robert D. van Roijen has been a director of the Company since February 1992. Since 1988 he has been the President of Tox Financial Company, an investment advisory and venture capital firm. From 1977 through 1987 Mr. van Roijen was the Chairman of the Board of Control Laser Company, serving also as President and Chief Executive Officer from 1981 to 1985. He currently serves on the Board of Directors of Applied Digital Technologies, Commonwealth Scientific, Quixote Corp. and Security Storage Company of Washington. Mr. van Roijen received a B.A. degree in Economics and Philosophy from Harvard College.

Mr. Myron A. ("Mike") Wick, III, has been a director of the Company since November 1991 and was elected Chairman of the Board of Directors in June 1993. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. He currently serves on the Boards of Directors of Children's Discovery Centers of America, Inc., Digital Dictation, Inc., Modtech, Inc., NDE Environmental, Phoenix Network, Inc., and WrayTech Instruments, Inc., and serves as the Chairman of the Board of Directors for Stat-Tech International Company. Mr. Wick received a B.A. degree from Yale University and an MBA from the Harvard Business School.

Mr. Nuno Brandolini has been a director of the Company since January 1982 and was elected a Vice Chairman of the Board in May 1988. Since November 1995 Mr. Brandolini has been the Chairman of the Board and Chief Executive Officer of Scorpion Holdings, Inc., a merchant banking company. From December 1993 through October 1995 he was a managing director of Rosecliff, Inc., also a merchant banking company. From June 1991 to November 1993 he was a Vice President with Salomon Brothers, Inc. From 1988 to 1991 Mr. Brandolini was a part owner of The Baltheus Group, Inc., a management consulting and financial advisory firm. He has a law degree from the University of Paris and he received an MBA from The Wharton School of the University of Pennsylvania.

Mr. Ronald A. Glantz has been a director of the Company since November 1983. Since February 1990 he has been a Senior Vice President and Head of West Coast Research for Dean Witter Reynolds, Inc. From February 1985 through February 1990 Mr. Glantz was a general partner of Montgomery Securities in San Francisco, California. He was Chief Investment Officer and Senior Vice President at PaineWebber Inc., which he joined in 1973, between 1982 and July 1984. Between July 1984 and February 1985 Mr. Glantz was the Director of Economics and Financial Markets for PaineWebber. He was ranked the number one automobile analyst on Wall

Street for seven consecutive years by Institutional Investor magazine. Mr. Glantz received a B.A. from Harvard College, an M.A. in economics from The Fletcher School and an MBA from the Harvard Business School.

Mr. Lawrence H. Hyde has been a director of the Company since September 1986, and served as Chairman of the Board from June 1987 to June 1993. Mr. Hyde was a director of Harris Graphics Corp. from 1983 to 1986, where during 1985 and 1986 he also served as its Chairman of the Board and Chief Executive Officer. He was President and Chief Executive Officer of AM General Company from 1979 to 1985. He joined American Motors in 1974 and remained until 1983. At various times he had corporate wide responsibility for engineering, international and marketing; his last position was Executive Vice President responsible for International and Engineering. He was employed by Ford Motor Company from 1947 to 1965, and by Harris Corp. from 1965 to 1973. He is a director of Whatman plc and a trustee of the American University in Cairo, where he is also chairman of the University Educational Investment Fund. Mr. Hyde is a graduate of Harvard College and Harvard Business School.

Dr. Andrew A. Pouring has been a full-time employee, director, and Chief Scientist of the Company since 1980, serving as President from April 1980 through November 1991, and as Chief Executive Officer since May 1985. In November 1991 he was elected a Vice Chairman of the Board of Directors. He is the principal author of the Company's numerous patents and has personally contributed most of the recently patented improvements and extensions to the original discoveries. He served as a Professor of Aerospace Engineering at the U.S. Naval Academy from 1964 to 1983, and was Chairman of the Academy's Department of Aerospace Engineering from 1975 to 1978. Dr. Pouring is a member of various professional and scientific societies, including the American Society of Mechanical Engineers and the Society of Automotive Engineers, as has been organizer and chairman of many symposia for these societies. Dr. Pouring received his Bachelors and Masters degrees in mechanical engineering from Rensselaer Polytechnic Institute. He received his Doctor of Engineering degree from Yale University, where he also was a post doctoral research fellow and lecturer.

Mr. George E. Ponticas has been Vice President - Finance and Chief Financial Officer, Secretary and Treasurer of the Company since September 1991. From May 1987 through August 1991, he served as the Company's Controller and Assistant Secretary. From August 1981 through April 1987, Mr. Ponticas was a member of the auditing staff of Price Waterhouse in Baltimore, Maryland, attaining the position of audit manager in July 1986. At Price Waterhouse, he worked on the audits of a number of public and private companies, with an emphasis on small businesses. Mr. Ponticas is a Certified Public Accountant, and is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants. He received his B.S.
in Accounting from Loyola College in Maryland.


                         ITEM 10. EXECUTIVE COMPENSATION

In order to help conserve the Company's limited cash resources, all of the Company's executive officers and other salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of employment agreements or as otherwise established by the Board of Directors. In February 1992 as a condition of the Company's receiving an indispensable capital infusion, this voluntary deferral of salaries was documented formally through an agreement known as the "Consent to Deferral" executed by all salaried employees. Under this agreement, each of the signers consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. As of December 31, 1996, an aggregate of $595,620 in deferred salaries is owed to current and former employees.

In an effort to avoid long-term financial commitments, the Company no longer enters into employment agreements with any of its employees. The salaries of executive officers are set by the Board of directors on an annual basis. For the past several years Dr. Andrew A. Pouring, the Company's chief executive officer, and Mr. Peter Y. Mills, the Company's president, each has been deferring 40% of his annual salary. As of December 31, 1996, the amounts of deferred salary owed to Dr. Pouring and Mr. Mills were $213,817 and $115,769, respectively. Effective January 1, 1996, the employment commitment of Mr. Mills was changed from full-time to part-time. He continues to serve as president of the Company and is being paid $2,000 per month for his services, with no additional amount being deferred.

The following table sets forth the compensation paid by the Company to its chief executive officer and other executive officers whose annual compensation exceeded $100,000 (together referred to as the "Named Executives").


                            Summary Compensation Table
                            --------------------------


                                       Annual salary              Long-term
                                   ---------------------         compensation -
  Name and position        Year    Cash paid    Deferred       options (shares)
----------------------     ----    ---------    --------       ----------------

Andrew A. Pouring          1996     $60,798      $40,531            25,000
 CEO & Chief Scientist     1995      60,798       41,531              -
                           1994      60,798       41,531              -

Peter Y. Mills             1996      24,000            0              -
 President                 1995      60,000       40,000              -
                           1994      60,000       40,000              -

With the exception of the granting of stock options, the Company does not pay its Named Executives any bonuses or any type of long-term compensation in the form of restricted stock awards, stock appreciation rights (SARs) or other form of long-term incentive plan payments.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-end Option/SAR Values
               ---------------------------------------------------


                                    Number of securities    Value of unexercised
                                   underlying unexercised       in-the-money
                                      options/SARs at         options/SARs at
                                     December 31, 1996       December 31, 1996
          # of shares
          acquired on     Value         Exercisable/             Exercisable/
  Name     exercise     realized        unexercised             unexercised
--------  -----------   --------   ----------------------   -------------------

Pouring        -            -         134,250/153,000         $46,148/$52,594

Mills        55,000      $73,200      675,000/675,000        $232,031/$232,031


All options held by the Named Executives are exercisable at $.50 per share, which price was below the December 31, 1996 market price of the Company's publicly traded common stock of $0.84375 per share.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth as of March 31, 1997 information relating to beneficial ownership by directors and executive officers of the Company, directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than five percent of the currently issued and outstanding common stock of the Company. The term "shares beneficially owned" encompasses those shares which the reporting person currently owns or has the right to acquire within the next sixty days through the exercise of currently exercisable options and warrants or through the conversion of preferred stock. Shares which the reporting person has the right to acquire are not deemed to be outstanding for computing the percentage of beneficial ownership of any other person. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.


                              Common     Rights to    Total shares
                              shares      acquire     beneficially     Percent
 Name and address (1)         owned       shares (4)     owned        of class
 --------------------       ---------    ---------     ---------      --------

Nuno Brandolini                97,726      315,150       402,876         2.3
Ronald A. Glantz               17,517      176,500       194,017         1.1
Lawrence H. Hyde              272,986      536,000       808,986         4.6
Charles C. McGettigan       1,213,068    5,864,223     7,077,291 (3)    30.8
Peter Y. Mills                744,286      675,000     2,133,572        11.5
Craig A. Nalen                  2,186      211,522       213,708         1.2
George E. Ponticas            118,262      207,500       325,762         1.9
Andrew A. Pouring             688,239      134,250       822,489         4.8
Robert D. van Roijen           67,143      221,142       288,285         1.7
Myron A. Wick, III          1,213,068    5,864,223     7,077,291 (3)    30.8

All directors and officers
 as a group (10 persons)    3,211,413    9,055,573    12,266,986        46.8

Herbert J. Mitschele, Jr.     941,755      105,715     1,047,470         6.1
  Far Hills, NJ

Proactive , et.al. (2)      2,199,871    9,978,860    12,078,731        44.7
  San Francisco, CA

-----------------------------

(1) The business address for each director and named executive officer is 23 Hudson Street, Annapolis, Maryland, 21401.
(2) Includes shares beneficially owned directly and indirectly by Proactive Partners, L.P. and six affiliated entities and individuals ("Proactive et.al."), as reported in a Form 13D filing with the Securities and Exchange Commission.
(3) Includes 6,913,291 shares beneficially owned by Proactive et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive Partners, et.al. Both individuals exercise shared voting and investment power with respect to such shares.
(4) Includes shares which the reporting person has the right to acquire within the next sixty days through the exercise of currently exercisable options and warrants or through the conversion of preferred stock.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                 ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


(a)   Exhibits.

     3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.

     4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).

  10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.

    21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. - Delaware (both are inactive subsidiaries).

    23 Consent of Price Waterhouse LLP (Sequential page number 39 of 40 total pages)

    24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

    27    Financial Data Schedule


(b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SONEX RESEARCH, INC.


April 15, 1997         By:           /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Principal Executive Officer

April 15, 1997         By:            /s/ George E. Ponticas
                              ----------------------------------
                              George E. Ponticas
                              Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 15, 1997                                  *
                              ----------------------------------
                              Myron A. Wick, III
                              Chairman of the Board of Directors

April 15, 1997                                  *
                              ----------------------------------
                              Nuno Brandolini
                              Vice Chairman of the Board of Directors

April 15, 1997                       /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Vice Chairman of the Board of Directors

April 15, 1997                       /s/ Peter Y. Mills
                              ----------------------------------
                              Peter Y. Mills
                              President and Director

April 15, 1997                                  *
                              ----------------------------------
                              Ronald A. Glantz
                              Director

April 15, 1997                                  *
                              ----------------------------------
                              Lawrence H. Hyde
                              Director

April 15, 1997                                  *
                              ----------------------------------
                              Charles C. McGettigan
                              Director

April 15, 1997                                  *
                              ----------------------------------
                              Craig A. Nalen
                              Director

April 15, 1997                                  *
                              ----------------------------------
                              Robert D. van Roijen
                              Director

--------------------

* Executed on behalf of these persons by George E. Ponticas, a duly appointed attorney-in-fact of each such person.


      /s/ George E. Ponticas
----------------------------------
George E. Ponticas, Attorney-In-Fact


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated April 8, 1997 appearing on page 15 of this Form 10-KSB.



/s/PRICE WATERHOUSE LLP

Baltimore, Maryland
April 8, 1997