Form 10QSB
period 1997-03-31
SONEX RESEARCH INC
filed 1997-05-20
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997.




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

                                            YES   [x]       NO   [ ]



There were 17,134,539 shares of the Issuer's $.01 par value Common Stock outstanding at May 20, 1997.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 11:

     Balance sheets as of March 31, 1997 and December 31, 1996

     Statements of operations and accumulated deficit for the three-month periods ended March 31, 1997 and 1996, and for the period from April 9, 1980 (inception) through March 31, 1997

     Statements of paid-in capital for the period from January 1, 1994 through March 31, 1997

     Statements of cash flows for the three-month periods ended March 31, 1997 and 1996, and for the period from April 9, 1980 (inception) through March 31, 1997

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,    December 31,
                           ASSETS                        1997         1996
                                                    ------------   -----------

Current assets
  Cash and equivalents                              $    644,355   $    89,739
  Marketable securities, available-for-sale               36,800        36,800
  Accounts receivable                                                   50,000
  Prepaid expenses                                        39,921        38,692
  Loans to officers and employees                         16,805        16,906
                                                    ------------   -----------
      Total current assets                               737,881       232,137

Loans to officers and employees - non-current             15,000        15,000

Patents and technology, net of accumulated amorti-
  zation of $262,750 in 1997 and $246,949 in 1996        272,582       239,308

Property and equipment, net of accumulated depre-
  ciation of $405,408 in 1997 and $402,033 in 1996        24,633        28,008
                                                    ------------   -----------

         Total assets                               $  1,050,096   $   514,453
                                                    ============   ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued compensation                              $    633,666   $   620,620
  Accounts payable and other accrued liabilities         180,505       170,371
                                                    ------------   -----------
      Total current liabilities                          814,171       790,991
                                                    ------------   -----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000
      shares issued, 1,550,001 shares outstanding         15,500        15,500
  Common stock, $.01 par value, shares issued
      and outstanding: 17,134,539 in 1997 and
      16,214,020 shares in 1996                          171,345       162,140
  Additional paid-in capital                          19,810,469    19,165,535
  Unrealized increase in value of
      marketable securities                               36,800        36,800
  Deficit accumulated during development stage       (19,798,189)  (19,656,513)
                                                    ------------   ------------
      Total stockholders' equity                         235,925      (276,538)

Commitments (Note 9)
                                                    ------------   ------------

      Total liabilities and stockholders' equity    $  1,050,096   $   514,453
                                                    ============   ============



    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                               April 9, 1980
                                                                (inception)
                                 Three months ended March 31,     through
                                                                 March 31,
                                     1997           1996           1997
                                 ------------   ------------   ------------

Revenue
  Development contracts          $     40,000                  $  1,705,566
  Other                                                             124,425
                                 ------------                  ------------

                                       40,000                     1,829,991
                                 ------------                  ------------

Costs and expenses
  Research and development            118,981   $    122,721     11,910,671
  General and administrative           63,748         66,680      7,244,751
  Interest                                286            136        867,235
  Write-off of patents
    and technology                                                  819,036
                                 ------------   ------------   ------------

                                      183,015        189,537     20,841,693
                                 ------------   ------------   ------------

Net loss from operations             (143,015)      (189,537)   (19,011,702)

Other income and expense
  Investment and other income           1,339          4,622        294,473
  Debt conversion expense                                        (1,112,350)
  Gain on sale of marketable
    securities                                                       31,390
                                 ------------   ------------   ------------

Net loss                             (141,676)      (184,915)   (19,798,189)


Deficit accumulated during
  development stage

  Beginning of period             (19,656,513)   (18,984,038)
                                 ------------   ------------   ------------

  End of period                  $(19,798,189)  $(19,168,953)  $(19,798,189)
                                 ============   ============   ============




Net loss per share                       $.01           $.01
                                         ====           ====


Weighted average number of
  common shares outstanding        16,453,886     15,304,019
                                 ============   ============



    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
              FOR THE PERIOD JANUARY 1, 1994 THROUGH MARCH 31, 1997
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1994        1,980,000$19,800 12,065,801$120,658 $17,522,838

February through August -
 option exercises           .50                      75,379     754      36,936
April - conversion (.35 to 1)    (150,000)(1,500)   428,567   4,286      (2,786)
April - conversion of
 loan and interest          .75                     281,872   2,819     208,585
June and July for cash      .75                     766,666   7,666     567,334
October for services        .80                      30,000     300      23,700
Stock issuance costs                                                     (7,767)
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1994      1,830,000 18,300 13,648,285 136,483  18,348,840

January - July for services .58                      15,000     150       8,600
June for cash               .25                   1,020,000  10,200     244,800
June - payment of
 accrued compensation       .25                     170,000   1,700      40,800
June - indemnification
 by officer                                                              15,000
September through November -
 option exercises           .50                      88,250     882      43,243
December for cash          1.00                     340,000   3,400     336,600
Compensation - grant of
 stock options                                                           52,500
Stock issuance costs                                                    (12,192)
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1995      1,830,000 18,300 15,281,535 152,815  19,078,191

January for services       1.00                       1,000      10         990
January through August -
 option exercises           .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - grant of
 stock options                                                           27,125
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1996      1,550,001$15,500 16,214,020$162,140 $19,165,535

January - option exercises  .50                     145,000   1,450      71,050
March for cash              .75                     775,519   7,755     573,884
                                --------- ------ ---------- -------  ----------

Balance, March 31, 1997         1,550,001$15,500 17,134,539$171,345 $19,810,469
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                              Three months ended      through
                                                   March 31,         March 31,
                                                1997       1996        1997
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(141,676) $(184,915) $(19,798,189)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                  3,375      5,161       668,890
   Amortization                                 15,801     15,801     1,392,409
   Write-down of patents                                                819,036
   Compensation - stock options                                         877,665
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                                   1,000     1,124,380
   Gain on sale of marketable securities                                (31,390)
   (Increase)decrease in accounts receivable    50,000     57,500        (6,241)
   (Increase)decrease in prepaid expenses       (1,229)     7,254       (39,921)
   Increase (decrease)in accrued liabilities    23,180     30,543       726,507
                                             ---------  ---------  ------------
Net cash used in operating activities          (50,549)   (67,656)  (12,552,402)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities                         2,408,646
 (Increase) decrease in cash posted as
   security for judgment                                   (1,114)
 (Increase) decrease in loans to employees         101      8,772       (31,805)
 Acquisition of property                                               (544,036)
 Additions to patents and technology           (49,075)    (4,045)   (1,359,577)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 investing activities                          (48,974)     3,613   (1,904,028)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                             654,139     32,500    15,761,794
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase
  obligations                                                          (797,500)
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                  (7,667)    (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                          654,139     24,833    15,100,785
                                             ---------  ---------  ------------

Increase (decrease) in cash                    554,616    (39,210)      644,355

Cash
 Beginning of period                            86,739    256,139
                                             ---------  ---------  ------------
 End of period                               $ 644,355  $ 216,929  $    644,355
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - The Company
--------------------

       Sonex Research, Inc. has developed and acquired technology which controls the combustion of fuel in engines. The Company is in the process of developing several commercial applications of its technology, referred to as the Sonex Combustion System (SCS). Sonex expects to license several commercial applications of its technology and commercially exploit other applications itself. Related revenue earned to date has been derived principally from development contracts, but such revenue historically has offset only a portion of the related development expenditures. Accordingly, Sonex Research, Inc. is classified as a development stage company.


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

       These financial statements include the accounts of the Company and, until its disposition in October 1995, the accounts of its former 40%-owned, inactive, consolidated subsidiary, SonoChem, Inc. In October 1995, following a 1:10 reverse split of all of its issued and outstanding shares of common stock, SonoChem was merged with and into Digital Dictation, Inc., a privately held Virginia medical transcription services company. Pursuant to the merger, SonoChem acquired 100% of the issued and outstanding shares of common stock of Digital Dictation, Inc. through the issuance of 5,944,606 post-split shares of SonoChem's common stock, and SonoChem's name was changed to Digital Dictation, Inc. Following the merger, the previous holders of the common stock of SonoChem became the holders of 5%, or 312,874 shares, of the issued and outstanding shares of the surviving corporation Digital Dictation, Inc. ("Digital").


Note 3 - Marketable Securities
------------------------------

       In connection with the merger described in Note 2, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by the Company, began public trading in the over-the-counter market in April 1996. Through March 31, 1997, the Company has sold a total of 27,000 shares of its Digital stock and realized aggregate net proceeds of $30,113.

       At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has since become available, the investment is now accounted for in accordance with Statement of Financial Accounting Standards No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the 98,133 shares held as of March 31, 1997 is recorded in the accompanying financial statements at its aggregate fair value of $36,800. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis, is reported as a separate component of stockholders' equity. Subsequent changes in the aggregate market value of this investment will be similarly recorded.

                        SONEX RESEARCH, INC. FORM 10-QSB




Note 4 - Loans to Officers and Employees
----------------------------------------

       Loans totaling $37,180, bearing interest at six percent per annum, were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt in 1992 of shares of common stock in payment of deferred wages. Outstanding loan principal and accrued interest balances are secured by deferred salaries payable to each of the borrowers. One of these loans in the principal amount of $14,500 was made to the Company's vice-president of operations, whose employment was later terminated. During 1996 this amount and accrued interest were satisfied through offset against deferred salary payable to the former officer. The maturity date for the remaining unpaid loan principal and interest due from current employees has been extended through December 31, 1997. As of March 31, 1997, aggregate loan principal of $13,280 remained outstanding, while accrued interest on the loans aggregated $3,525.

       Loans totaling $15,000 were made in December 1995 to one of the Company's officers and two non-officer employees for the payment of income tax liabilities incurred by these individuals upon their receipt in 1995 of shares of common stock in payment of accrued bonus compensation. The loans are secured by deferred salaries payable to each of the borrowers, and become due within ninety days of the date that the shares of common stock received by the borrowers in 1995 first become saleable. The loans originally bore a stated interest rate of six percent per annum, but were amended later by the Board of Directors to eliminate the accrual of interest.


Note 5 - Patents and Technology
-------------------------------

       The costs associated with the filing of patent applications, computer models and simulations developed by third parties, and the acquisition of patents and technology from third parties are deferred. Amortization is recorded on a straight-line basis over the remaining legal life of patents, commencing in the year in which the patent is granted, and over a five-year period for the capitalized costs of computer models and simulations. Costs related to patent applications which ultimately fail to result in the grant of a patent, either through rejection by patent authorities or through abandonment by the Company, are charged to operations at the time such determination is made.

       Following an extensive evaluation in 1994 of the factors affecting the economic value of all of the Company's proprietary technology, the carrying values of certain technology developed internally, other technology acquired from a third party, and related technology purchase obligations, were reduced to their estimated recoverable amounts. Related charges to operations aggregated $739,036 in 1994 and $80,000 in 1995.

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


Note 6 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of March 31, 1997, an aggregate of $608,666 of wages so deferred remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.

       As a condition of the Company's receiving an indispensable capital infusion in February 1992, the investors, Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the Company's largest shareholder by virtue of their purchase of convertible preferred stock and common stock purchase warrants, required that the voluntary deferral of salaries be documented formally. Accordingly, all salaried employees executed an agreement referred to as the "Consent to Deferral" in which they consented to the past and future deferral of portions of their

                        SONEX RESEARCH, INC. FORM 10-QSB




annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.


Note 7 - Income Taxes
---------------------

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


              Expiring in 1997                $   289,000
              Expiring in 1998                    658,000
              Expiring in 1999 - 2000           2,005,000
              Expiring in 2001 - 2002           3,907,000
              Expiring in 2003 - 2011           9,667,000
                                              -----------

                                              $16,526,000
                                              ===========

       The difference between the net operating loss carryforwards for income tax reporting purposes and the accumulated deficit reported in these financial statements results principally from temporary differences relating to the timing of the recording of deferred salaries and compensation related to the grant of stock options for income tax and financial reporting purposes, the differences in the accounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and as a result of the non-deductibility for income tax purposes of a prior year's charge to operations for debt conversion expense. The potential income tax benefit of these carryforwards and temporary differences of approximately $6.4 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date.


Note 8 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 1997, a total of 449,999 shares of preferred stock had been converted into 1,285,707 shares of common stock.


Private placements of common equity

       On February 28, 1997, the Company notified the holders of all of its outstanding warrants to purchase shares its common stock of proposed amendments to such warrants. These amendments were offered because the Company was unable to complete a planned registration during 1996 of the common stock issuable upon the exercise of the warrants. The warrants, all of which had original expiration dates five years from the respective acquisition date, were issued in private financings that took place in February 1992, June 1994, June 1995 and December 1995. The proposed amendments included, in various combinations, extensions of the expiration dates, reductions in the exercise prices, provisions for cashless exercise, and provisions for "piggy-back" registration rights.

       The amendments proposed for the warrants issued in February 1992 (the "February 1992 Warrants") were also offered in connection with a $250,000 equity investment proposal from Proactive accepted by the Company on February 24, 1997. In exchange for this cash investment, Proactive received 333,333 shares of common stock

                        SONEX RESEARCH, INC. FORM 10-QSB


and five-year warrants to purchase 166,666 shares of common stock at an exercise price of $.75 per share, along with a number of amendments to February 1992 Warrants issued by the Company to Proactive and other investors in connection with the sale of $2 million of convertible preferred stock in February 1992 (the "Preferred Stock Investment"). One other participant in the Preferred Stock Investment, a director of the Company, also received the amendments to February 1992 Warrants in exchange for his cash investment of $1,639, pursuant to which he also received 2,186 shares of common stock and five-year warrants to purchase 1,093 shares of common stock at an exercise price of $.75 per share.

       On March 31, 1997, the Company completed a private financing in which it raised $330,000 from a small number of the Company's shareholders who participated in previous private financings of the Company. A total of 440,000 shares of the Company's common stock and five-year warrants to purchase an additional 220,000 shares of common stock at $.75 per share were issued in connection with this transaction.

       The offer and sale of a total of 775,519 shares of common stock and five-year warrants to purchase a total of 387,759 shares of common stock in connection with the two transactions described above satisfied the conditions of Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act") and, as such, were exempt from the reqistration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of
Section 4(2) of the Act. All of the purchasers of these securities qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Act.

       Presented below is a schedule summarizing the number, exercise prices and expiration dates of the warrants outstanding as of March 31, 1997, both as originally issued and as amended as described above.


                          Before amendments              After amendments
                   -----------------------------   -----------------------------
 Month issued        $   # of shares  Expiration     $   # of shares  Expiration
 ------------      ----  -----------  ----------   ----  -----------  ----------

February 1992      0.35     571,428   Feb. 1997    0.35     571,428   Feb. 2000
February 1992      1.00   3,121,428   Feb. 1997    0.75   1,858,928   Feb. 2000
                                                   1.00     428,571   Dec. 1997
February 1992      1.50   3,142,857   Feb. 1997    0.75   1,239,286   Feb. 2000
                                                   1.50     428,572   Dec. 1997
June 1994          1.125    524,268   June 1999    0.75     524,268   June 1999
June 1994          1.50     524,268   June 1999    0.75     524,268   June 1999
June 1995          0.375    595,000   June 2000    0.375    595,000   June 2000
June 1995          0.50     595,000   June 2000    0.50     595,000   June 2000
December 1995      1.25     340,000   Dec. 2000    0.75     340,000   Dec. 2000
March 1997         0.75     387,759   Mar. 2002    0.75     387,759   Mar. 2002
                         -----------                     -----------

Totals                    9,802,008                       7,493,080
                          =========                       =========


Stock options

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

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In its complete annual financial statements presented in its Form 10-KSB, the Company provides additional pro forma disclosures as required under SFAS No. 123 - "Accounting for Stock-Based Compensation" as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994.

                        SONEX RESEARCH, INC. FORM 10-QSB



Common stock reserved for future issuance

       At March 31, 1997, a total of 16,117,320 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
 Exercisable at $1.00 per share, expiring in December 1997           428,571
 Exercisable at $1.50 per share, expiring in December 1997           428,572
                                                                  ----------
                                                                   7,493,080
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     2,837,984
 Exercisable at $.75 per share                                        65,250
 Exercisable at $1.00 per share                                      140,000
                                                                  ----------
                                                                   3,043,234
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       733,500
 Exercisable at $.75 per share                                        33,750
                                                                  ----------
                                                                     767,250

Options available under plan for future grants                       385,182

Conversion of preferred stock                                      4,428,574
                                                                  ----------

 Total shares reserved                                            16,117,320
                                                                  ==========


Note 9 - Commitments
--------------------

       The Company does not have employment agreements with any of its officers; however, as detailed in Note 6, all salaried employees have been deferring significant portions of their authorized salaries under the terms of the Consent to Deferral in order to help conserve cash.

       The Company occupies its office and laboratory facilities pursuant to an extension through November 1997 under the terms of an operating lease agreement that has expired. The lease, as amended, provides for monthly rent of $3,500, and requires the Company to pay all property related expenses. The Company will either attempt to negotiate a new long-term lease for its current office and laboratory facility once the current extension expires, or continue to occupy the premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management may also search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.

                        SONEX RESEARCH, INC. FORM 10-QSB




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


Description of the business
---------------------------

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

       The Company's  competition comes from the extensive research  departments of the world's major vehicle and engine manufacturers as well as independent research organizations. Although the experience and financial resources of its competitors far exceed those of the Company, management believes that the SCS can provide significant advantages over the competition on price and performance. Due to the highly competitive nature of the world's automotive and truck industries, in connection with its contracts and/or demonstration programs with such manufacturers the Company is required to execute joint secrecy and disclosure agreements that expressly prohibit the public disclosure of the customers' names and other significant information. Failure by Sonex to maintain this strict level of confidentiality would jeopardize the relationship of the Company with its customers.

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

       To date, the Company has completed separate demonstration programs with two of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. Negotiations are underway with one of the world's largest piston suppliers and with these manufacturers for licensing, technology transfer and further development programs. In the fourth quarter of 1996, a third major international engine manufacturer executed a funded agreement with the Company for a similar demonstration program.

       In addition to diesel truck engine applications, the Company has successfully applied its proprietary combustion technology to the conversion of a small, lightweight, SI gasoline fueled engine to start and operate on JP5/JP8 standard military fuel while also improving fuel consumption. The advantages of this converted SI engine, which also include low cylinder head temperatures, have been demonstrated successfully in a public demonstration of a small, remotely controlled Unmanned Aerial Vehicle (UAV). As a result of this demonstration, the Company recently executed contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex UAV design to production SI engines: one contract applies to a two-stroke gasoline fueled engine, while the other contract applies to a four-stroke engine using diesel fuel.

       As of March 31, 1997, the Company had six employees: its three executive officers and three other individuals who provide technical services. Additional information on the Company's business, its technology, and its management can be found in the Company's 1996 Annual Report on Form 10-KSB.

                        SONEX RESEARCH, INC. FORM 10-QSB



Financial position
------------------

       Since its inception in 1980, the Company has generated net losses of nearly $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, the Sonex continues to be classified as a development stage company.

       At March 31, 1997, the Company held cash and equivalents of $644,355, and marketable securities valued at $36,800. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, as further described in Notes 2 & 3 to the accompanying financial statements. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

       Based upon current spending levels, management believes that the cash on hand and expected revenue from currently executed contracts will be sufficient to fund operations at least through the end of the first quarter of 1998. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds in the future, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond the first quarter of 1998.


Results of operations
---------------------

       A net loss from operations of $141,676 was recorded for the first three months of 1997, as compared to $184,915 for the corresponding period in 1996, a decrease of $43,239. The decrease in the loss resulted from the increase in development contract revenue to $40,000 for the first three months of 1996 from zero for the comparable period in 1996, while total expenses decreased by $6,523 and investment income decreased by $3,284.

       The revenue of $40,000 in 1997 represents the amount earned under a demonstration program begun in October 1996 to apply the SCS to a truck diesel engine for a major international OEM. Work under this program is expected to conclude during the second half of the year.

       Research and development (R&D) expenses for the first three months of the year decreased by $3,740, or 3%, from $122,721 in 1996 to $118,981 in 1997, as an increase in personnel costs of $4,455, from $66,762 in 1996 to $71,217 in 1997, was more than offset by a net decrease in other expense categories of $8,195. The increase in personnel costs represents an average increase, effective January 1, 1997, of approximately 10% in the wage rates for the Company's three non-executive employees. The largest decrease for other R&D expenses was $4,261, from $15,206 in 1996 to $10,945 in 1997, for occupancy costs, primarily because the Company negotiated a reduction in its monthly rent late in 1996. The Company also experienced declines in testing supplies and depreciation expense.

       General and administrative (G&A) expenses for the first three months of the year decreased by $2,932 or 4%, from $66,680 in 1996 to $63,748 in 1997, primarily as a result of a net decrease of $2,975, from $19,355 in 1996 to $16,380 in 1997, in professional fees. Charges of $4,575 in 1996 for professional fees were recorded for the services of a public relations firm hired to undertake a short-term publicity campaign for the Company. This amount was offset in part by an increase of approximately $2,000 in auditing fees from 1996 to 1997. As to other G&A expenses, an increase in travel costs was offset by decreases in occupancy costs, insurance, and other expenses.

                        SONEX RESEARCH, INC. FORM 10-QSB




                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES


         The  information  required by this item is incorporated by reference to
Note 8 to the financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)    Reports on Form 8-K:

                  The Registrant filed Current Reports on Form 8-K dated February 28, 1997 and March 31, 1997 to report the equity transactions described in Note 8 to the financial statements included in Item 1 of
         Part I of this Quarterly Report on Form 10-QSB.





                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 SONEX RESEARCH, INC.
                                  (Registrant)



                                            /s/ George E. Ponticas
                                         ----------------------------
                                by:      George E. Ponticas
                                         Chief Financial Officer


May 20, 1997