Form 10QSB
period 1997-06-30
SONEX RESEARCH INC
filed 1997-07-31
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997.




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

                                            YES   [x]       NO   [ ]



There were 17,212,539 shares of the Issuer's $.01 par value Common Stock outstanding at July 31, 1997.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 10:

     Balance sheets as of June 30, 1997 and December 31, 1996

     Statements of operations and accumulated deficit for the three- and six-month periods ended June 30, 1997 and 1996, and for the period from April 9, 1980 (inception) through June 30, 1997

     Statements of cash flows for the six-month periods ended June 30, 1997 and 1996, and for the period from April 9, 1980 (inception) through June 30, 1997

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                      June 30,    December 31,
                           ASSETS                        1997         1996
                                                    ------------   -----------

Current assets
  Cash and equivalents                              $    516,782   $    89,739
  Marketable securities, available-for-sale               93,133        36,800
  Accounts receivable                                                   50,000
  Prepaid expenses                                        45,880        38,692
  Loans to officers and employees                         15,973        16,906
                                                    ------------   -----------
      Total current assets                               671,768       232,137

Loans to officers and employees - non-current             15,000        15,000

Patents and technology, net of accumulated amorti-
  zation of $277,592 in 1997 and $246,949 in 1996        263,443       239,308

Property and equipment, net of accumulated depre-
  ciation of $408,783 in 1997 and $402,033 in 1996        21,258        28,008
                                                    ------------   -----------

         Total assets                               $    971,469   $   514,453
                                                    ============   ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued compensation                              $    655,486   $   620,620
  Accounts payable and other accrued liabilities          70,062       170,371
                                                    ------------   -----------
      Total current liabilities                          725,548       790,991
                                                    ------------   -----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000
      shares issued, 1,550,001 shares outstanding         15,500        15,500
  Common stock, $.01 par value, shares issued
      and outstanding: 17,212,539 in 1997 and
      16,214,020 shares in 1996                          172,125       162,140
  Additional paid-in capital                          19,853,189    19,165,535
  Unrealized increase in value of
      marketable securities                               93,133        36,800
  Deficit accumulated during development stage       (19,888,026)  (19,656,513)
                                                    ------------   -----------
      Total stockholders' equity                         245,921      (276,538)

Commitments (Note 9)
                                                    ------------   -----------

      Total liabilities and stockholders' equity    $    971,469   $   514,453
                                                    ============   ===========



    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                   April 9, 1980
                                                                     (inception)
                        Three months ended      Six months ended       through
                              June 30,              June 30,           June 30,
                         1997        1996       1997         1996        1997
                      ----------  ----------  ----------  ----------  ----------

Revenue
 Development contracts $ 104,375              $  144,375              $1,809,941
 Other revenue                                                           124,425
                      ----------  ----------  ----------  ----------  ----------

                         104,375                 144,375               1,934,366
                      ----------  ----------  ----------  ----------  ----------

Costs and expenses
 Research & develop.  $  130,986  $  135,792  $  249,967     258,513  12,041,657
 General & administ.      78,820      59,968     142,568     126,648   7,323,571
 Interest                    286         137         572         273     867,521
 Write-off of patents                                                    819,036
                      ----------  ----------  ----------  ----------  ----------
                         210,092     195,897     393,107     385,434  21,051,785
                      ----------  ----------  ----------  ----------  ----------

Net loss from
 operations              105,717     195,897     248,732     385,434  19,117,419

Other (income)/expense
 Investment income        (7,759)     (4,024)     (9,098)     (8,646)  (302,232)
 Debt issuance and
  conversion expense                                                   1,112,350
 Gain on sale of marketable
  securities              (8,121)    (16,367)     (8,121)    (16,367)   (39,511)
                      ----------  ----------  ----------  ----------  ----------

Net loss                  89,837     175,506     231,513     360,421  19,888,026

Accumulated deficit

 Beginning            19,798,189  19,168,953  19,656,513  18,984,038
                      ----------  ----------  ----------  ----------  ----------

 End                 $19,888,026 $19,344,459 $19,888,026 $19,344,459 $19,888,026
                      ==========  ==========  ==========  ==========  ==========



Net loss per share         $.005       $.011       $.014       $.023
                           =====       =====       =====       =====



Weighted average
 number of shares
 outstanding          17,174,825  16,157,175  16,816,347  15,730,597
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                               Six months ended      through
                                                   June 30,          June 30,
                                                1997       1996        1997
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(231,513) $(360,421) $(19,888,026)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                  6,750     10,323       672,265
   Amortization                                 32,978     31,602     1,409,586
   Write-down of patents                                                819,036
   Compensation - stock options                   1,500                 879,165
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                                   1,000     1,124,380
   Gain on sale of marketable securities        (8,121)   (16,367)      (39,511)
   (Increase)decrease in accounts receivable    50,000     57,500
   (Increase)decrease in prepaid expenses       (7,188)    (5,292)      (45,880)
   Increase (decrease)in accrued liabilities   (65,443)    34,895       637,884
                                             ---------  ---------  ------------
Net cash used in operating activities         (221,037)  (246,760)  (12,722,890)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities    8,121     16,367     2,414,767
 (Increase) decrease in cash posted as
   security for judgment                                  182,687
 (Increase) decrease in loans to employees         933      8,464       (30,973)
 Acquisition of property                                               (544,036)
 Additions to patents and technology           (57,113)    (6,306)   (1,367,615)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 investing activities                          (48,059)   201,212   (1,903,113)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                             696,139     58,750    15,803,794
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase
  obligations                                                          (797,500)
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                  (7,667)    (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                          696,139     51,083    15,142,785
                                             ---------  ---------  ------------

Increase (decrease) in cash                    427,043      5,535       516,782

Cash
 Beginning of period                            89,739    256,139
                                             ---------  ---------  ------------
 End of period                               $ 516,782  $ 261,674  $    516,782
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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


Note 3 - Marketable Securities
------------------------------

       In connection with the merger described in Note 2, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by the Company, began public trading in the over-the-counter market in April 1996. Through June 30, 1997, the Company has sold a total of 32,000 shares of its Digital stock and realized aggregate net proceeds of $38,234.

       At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has since become available, the investment is now accounted for in accordance with Statement of Financial Accounting Standards No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the 93,133 shares held as of June 30, 1997 is recorded in the accompanying financial statements at its aggregate fair value of $93,133. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis, is reported as a separate component of stockholders' equity. Subsequent changes in the aggregate market value of this investment will be similarly recorded.

                        SONEX RESEARCH, INC. FORM 10-QSB




Note 4 - Loans to Officers and Employees
----------------------------------------

       Loans totaling $37,180, bearing interest at six percent per annum, were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt in 1992 of shares of common stock in payment of deferred wages. Outstanding loan principal and accrued interest balances are secured by deferred salaries payable to each of the borrowers. One of these loans in the principal amount of $14,500 was made to the Company's vice-president of operations, whose employment was later terminated. During 1996 this amount and accrued interest were satisfied through offset against deferred salary payable to the former officer. The maturity date for the remaining unpaid loan principal and interest due from current employees has been extended through December 31, 1997. As of June 30, 1997, aggregate loan principal of $12,055 remained outstanding, while accrued interest on the loans aggregated $3,780.

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


Note 6 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of June 30, 1997, an aggregate of $620,486 of wages so deferred remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.

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


Note 8 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 1997, a total of 449,999 shares of preferred stock had been converted into 1,285,707 shares of common stock.


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

       Presented below is a schedule summarizing the number, exercise prices and expiration dates of the warrants outstanding as of June 30, 1997, both as originally issued and as amended as described above.


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

                        SONEX RESEARCH, INC. FORM 10-QSB



Common stock reserved for future issuance

       At June 30, 1997, a total of 16,069,320 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
 Exercisable at $1.00 per share, expiring in December 1997           428,571
 Exercisable at $1.50 per share, expiring in December 1997           428,572
                                                                  ----------
                                                                   7,493,080
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,162,484
 Exercisable at $.75 per share                                        65,250
 Exercisable at $1.00 per share                                      140,000
                                                                  ----------
                                                                   3,367,734
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       379,000
 Exercisable at $.75 per share                                        33,750
                                                                  ----------
                                                                     412,750

Options available under plan for future grants                       367,182

Conversion of preferred stock                                      4,428,574
                                                                  ----------

 Total shares reserved                                            16,069,320
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

       As of June 30, 1997, the Company had five employees: its three executive officers and two other individuals who provide technical services. Additional information on the Company's business, its technology, and its management can be found in the Company's 1996 Annual Report on Form 10-KSB.

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

       At June 30, 1997, the Company held cash and equivalents of $516,782, and marketable securities valued at $93,133. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, as further described in Notes 2 & 3 to the accompanying financial statements. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

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


Results of operations
---------------------

       A net loss from operations of $231,513 was recorded for the first six months of 1997, as compared to $360,421 for the corresponding period in 1996, a decrease of $128,908 The decrease in the loss resulted primarily from the increase in development contract revenue to $144,375 for the first six months of 1997 from zero for the comparable period in 1996, while total expenses increased by $7,673 and other income decreased by $7,794.

       Revenue in 1997 includes $90,000 related to the delivery of prototype Sonex pistons to one of the large multi-national diesel engine manufacturers with which the Company is conducting demonstration and development programs, $40,000 earned under a demonstration program begun in October 1996 to apply the SCS to a truck diesel engine for another of these diesel engine manufacturers, and $14,375 under contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex UAV design to production SI engines

       Research and development (R&D) expenses for the first six months of the year decreased by $8,546, or 3%, from $258,513 in 1996 to $249,967 in 1997, as an increase in personnel costs of $4,369, from $152,260 in 1996 to $156,629 in 1997, was more than offset by a net decrease in other expense categories of $12,915. The increase in personnel costs resulted from the following factors: an increase effective January 1, 1997 in the wage rates for the Company's non-executive employees; an increase in the accrual for unused vacation pay recorded in the second quarter of 1997; and decreases in total salaries resulting from the resignation at the end of May 1997 of the Company's manager of research and the payment of cash bonuses in 1996 while none was paid in 1997. The largest decrease for other R&D expenses was $7,884, from $29,264 in 1996 to $21,380 in 1997, for occupancy costs, primarily because the Company negotiated a reduction in its monthly rent late in 1996. The Company also experienced declines in testing supplies and depreciation expense.

       General and administrative (G&A) expenses for the first six months of the year increased by $15,920 or 13%, from $126,648 in 1996 to $142,568 in 1997, primarily as a result of an increase in personnel costs of $13,797, from $58,896 in 1996 to $72,693 in 1997. The increase in personnel costs resulted from an increase effective January 1, 1997 in the salary for the Company's chief financial officer and an increase in the accrual for unused vacation pay recorded in the second quarter of 1997. As to other G&A expenses, increases in travel costs, legal and auditing fees were offset by decreases in occupancy expenses, insurance, public relations fees, and other expenses.

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


July 31, 1997