Form 10QSB
period 1997-09-30
SONEX RESEARCH INC
filed 1997-11-13
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.




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

                                            YES   [x]       NO   [ ]



There were 17,336,444 shares of the Issuer's $.01 par value Common Stock outstanding at October 31, 1997.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 10:

     Balance sheets as of September 30, 1997 and December 31, 1996

     Statements of operations and accumulated deficit for the three- and nine-month periods ended September 30, 1997 and 1996, and for the period from April 9, 1980 (inception) through September 30, 1997

     Statements of cash flows for the nine-month periods ended September 30, 1997 and 1996, and for the period from April 9, 1980 (inception) through September 30, 1997

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,  December 31,
                           ASSETS                        1997         1996
                                                    ------------   -----------

Current assets
  Cash and equivalents                              $    502,772   $    89,739
  Marketable securities, available-for-sale              156,266        36,800
  Accounts receivable                                                   50,000
  Prepaid expenses                                        34,578        38,692
  Loans to officers and employees                         23,168        16,906
                                                    ------------   -----------
      Total current assets                               716,784       232,137

Loans to officers and employees - non-current                           15,000

Patents and technology, net of accumulated amorti-
  zation of $293,393 in 1997 and $246,949 in 1996        250,078       239,308

Property and equipment, net of accumulated depre-
  ciation of $410,083 in 1997 and $402,033 in 1996        18,828        28,008
                                                    ------------   -----------

         Total assets                               $    985,690   $   514,453
                                                    ============   ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accrued compensation                              $    671,209   $   620,620
  Accounts payable and other accrued liabilities          88,742       170,371
                                                    ------------   -----------
      Total current liabilities                          759,951       790,991
                                                    ------------   -----------

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000
      shares issued, 1,550,001 shares outstanding         15,500        15,500
  Common stock, $.01 par value, shares issued
      and outstanding: 17,238,873 in 1997 and
      16,214,020 shares in 1996                          172,389       162,140
  Additional paid-in capital                          19,876,905    19,165,535
  Unrealized increase in value of
      marketable securities                              156,266        36,800
  Deficit accumulated during development stage       (19,995,321)  (19,656,513)
                                                    ------------   -----------
      Total stockholders' equity                         225,739      (276,538)

Commitments (Note 9)
                                                    ------------   -----------

      Total liabilities and stockholders' equity    $    985,690   $   514,453
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                   April 9, 1980
                                                                     (inception)
                        Three months ended      Nine months ended      through
                           September 30,          September 30,       Sept. 30,
                         1997        1996       1997         1996        1997
                      ----------  ----------  ----------  ----------  ----------

Revenue
 Development contracts  $ 58,750              $  203,125              $1,868,691
 Other revenue                                                           124,425
                      ----------              ----------              ----------

                          58,750                 203,125               1,993,116
                      ----------              ----------              ----------

Costs and expenses
 Research & develop.  $  129,309  $  118,200     379,276  $  376,713  12,170,966
 General & administ.      72,920      78,279     215,488     204,927   7,396,491
 Interest                    287         136         859         409     867,808
 Write-off of patents                                                    819,036
                      ----------  ----------  ----------  ----------  ----------
                         202,516     196,615     595,623     582,049  21,254,301
                      ----------  ----------  ----------  ----------  ----------

Net loss from            143,766     196,615     392,498     582,049  19,261,185
 operations

Other (income)/expense
 Investment income        (6,293)     (3,400)    (15,391)    (12,046)  (308,525)
 Debt issuance and
  conversion expense                                                   1,112,350
 Gain on sale of marketable
  securities             (30,178)    (13,746)    (38,299)    (30,113)   (69,689)
                      ----------  ----------  ----------  ----------  ----------

Net loss                 107,295     179,469     338,808     539,890  19,995,321

Accumulated deficit

 Beginning            19,888,026  19,344,459  19,656,513  18,984,038
                      ----------  ----------  ----------  ----------  ----------

 End                 $19,995,321 $19,523,928 $19,995,321 $19,523,928 $19,995,321
                      ==========  ==========  ==========  ==========  ==========



Net loss per share         $.006       $.011       $.020       $.034
                           =====       =====       =====       =====



Weighted average
 number of shares
 outstanding          17,225,992  16,202,377  16,954,396  15,889,005
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                               Nine months ended      through
                                                 September 30,       Sept. 30,
                                                1997       1996        1997
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(338,808) $(539,890) $(19,995,321)
 Adjustments to reconcile net loss to
  netcash used by operating activities
   Depreciation                                 10,125     15,484       675,640
   Amortization                                 48,779     47,403     1,425,387
   Write-down of patents                                                819,036
   Compensation - stock options                 11,063     10,000       888,728
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                                   1,000     1,124,380
   Gain on sale of marketable securities       (38,299)   (30,113)      (69,689)
   (Increase)decrease in accounts receivable    50,000     57,500
   (Increase)decrease in prepaid expenses        4,114     (8,287)      (34,578)
   Increase (decrease)in accrued liabilities   (31,040)    54,199       672,287
                                             ---------  ---------  ------------
Net cash used in operating activities         (284,066)  (392,704)  (12,785,919)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities   38,299     30,113     2,446,945
 (Increase) decrease in cash posted as
   security for judgment                                  182,687
 (Increase) decrease in loans to employees       8,738      8,105       (23,168)
 Acquisition of property                          (945)                (544,981)
 Additions to patents and technology           (59,549)    (7,657)   (1,370,051)
                                             ---------  ---------  ------------
Net cash provided by (used in)
 investing activities                          (13,457)   213,248    (1,868,511)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                             710,556     65,744    15,818,211
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase                                      (797,500)
  obligations
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                   (7,667)   (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                          710,556     58,077    15,157,202
                                             ---------  ---------  ------------
Increase (decrease) in cash                    413,033   (121,379)      502,772

Cash
 Beginning of period                            89,739    256,139
                                             ---------  ---------  ------------
 End of period                               $ 502,772  $ 134,760  $    502,772
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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


Note 3 - Marketable Securities
------------------------------

       In connection with the merger described in Note 2, the Company exchanged all of its shares in SonoChem for 125,133 shares of the common stock of Digital, representing 2% of the issued and outstanding shares of Digital. A total of 5% of the issued and outstanding shares of Digital, including those shares held by the Company, began public trading in the over-the-counter market in April 1996. Through September 30, 1997, the Company has sold a total of 47,000 shares of its Digital stock and realized aggregate net proceeds of $68,412.

       At the time of this exchange in October 1995, the fair value of neither the SonoChem stock nor the Digital stock was reasonably estimable. As a result, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock has since become available, the investment is now accounted for in accordance with Statement of Financial Accounting Standards No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the 78,133 shares held as of September 30, 1997 is recorded in the accompanying financial statements at its aggregate fair value of $156,266. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis, is reported as a separate component of stockholders' equity. Subsequent changes in the aggregate market value of this investment will be similarly recorded.

                        SONEX RESEARCH, INC. FORM 10-QSB



Note 4 - Loans to Officers and Employees
----------------------------------------

       Loans totaling $37,180, bearing interest at six percent per annum, were made early in 1993 to four of the Company's officers and one non-officer employee for the payment of income tax liabilities incurred by these individuals upon their receipt in 1992 of shares of common stock in payment of deferred wages. Outstanding loan principal and accrued interest balances are secured by deferred salaries payable to each of the borrowers. One of these loans in the principal amount of $14,500 was made to the Company's vice-president of operations, whose employment was later terminated. During 1996 this amount and accrued interest were satisfied through offset against deferred salary payable to the former officer. In the third quarter of 1997 loan principal of $4,100 and accrued interest of $2,959 due from the Company's chief executive officer were satisfied through offset against deferred salary payable to him. As of September 30, 1997, aggregate loan principal of $7,500 due from the Company's chief executive officer remained outstanding.

       Loans totaling $15,000 were made in December 1995 to the Company's chief financial officer and two non-officer employees for the payment of income tax liabilities incurred by these individuals upon their receipt in 1995 of shares of common stock in payment of accrued bonus compensation. The loans originally bore a stated interest rate of six percent per annum, but were amended later to eliminate the accrual of interest. The loans are secured by deferred salaries payable to each of the borrowers, and originally became due within ninety days of the date that the shares of common stock received by the borrowers in 1995 first became saleable.

       The maturity date for the remaining loan balances due from officers and employees has been extended through December 31, 1998.


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


Note 6 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's salaried employees for several years have been voluntarily deferring significant portions of the salaries due them under the terms of previous employment agreements or as otherwise established by the Board of Directors. As of September 30, 1997, an aggregate of $636,209 of wages so deferred by current and former employees remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.

                        SONEX RESEARCH, INC. FORM 10-QSB



       As a condition of the Company's receiving an indispensable capital infusion in February 1992, the investors, Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's stock by virtue of their purchase of convertible preferred stock and common stock purchase warrants, required that the voluntary deferral of salaries be documented formally. Accordingly, in February 1992, all salaried employees executed an agreement referred to as the "Consent to Deferral" in which they consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.


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


Note 8 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 1997, a total of 449,999 shares of preferred stock had been converted into 1,285,707 shares of common stock.


Private placements of common equity

       On February 28, 1997, the Company notified the holders of all of its outstanding warrants to purchase shares its common stock of proposed amendments to such warrants. These amendments were offered because the Company was unable to complete a planned registration during 1996 of the common stock issuable upon the exercise of the warrants. The warrants, all of which had original expiration dates five years from the respective acquisition date, were issued in private financings that took place in February 1992, June 1994, June 1995 and

                        SONEX RESEARCH, INC. FORM 10-QSB



December 1995. The proposed amendments included, in various combinations, extensions of the expiration dates, reductions in the exercise prices, reductions in the number of warrants, provisions for cashless exercise, and provisions for "piggy-back" registration rights.

       The amendments proposed for the warrants issued in February 1992 (the "February 1992 Warrants") were also offered in connection with a $250,000 equity investment proposal from Proactive accepted by the Company on February 24, 1997. In exchange for this cash investment, Proactive received 333,333 shares of common stock and five-year warrants to purchase 166,666 shares of common stock at an exercise price of $.75 per share, along with a number of amendments to February 1992 Warrants issued by the Company to Proactive and other investors in connection with the sale of $2 million of convertible preferred stock in February 1992 (the "Preferred Stock Investment"). One other participant in the Preferred Stock Investment, a director of the Company at that time, also received the amendments to February 1992 Warrants in exchange for his cash investment of $1,639, pursuant to which he also received 2,186 shares of common stock and five-year warrants to purchase 1,093 shares of common stock at an exercise price of $.75 per share.

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

       Presented below is a schedule summarizing the number, exercise prices and expiration dates of the warrants outstanding as of September 30, 1997, both as originally issued and as amended as described above.


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


Common stock reserved for future issuance

       At September 30, 1997, a total of 16,042,986 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
 Exercisable at $1.00 per share, expiring in December 1997           428,571
 Exercisable at $1.50 per share, expiring in December 1997           428,572
                                                                  ----------
                                                                   7,493,080
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,160,716
 Exercisable at $.75 per share                                        71,500
 Exercisable at $1.00 per share                                      140,000
                                                                  ----------
                                                                   3,372,216
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       218,500
 Exercisable at $.75 per share                                        22,500
                                                                  ----------
                                                                     241,000

Options available under plan for future grants                       508,116

Conversion of preferred stock                                      4,428,574
                                                                  ----------

 Total shares reserved                                            16,042,986
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

                        SONEX RESEARCH, INC. FORM 10-QSB



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


Description of the business
---------------------------

       Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, is engaged in the research, development and commercialization of a patented technology (the "Sonex Combustion System", "SCS" or "Ultra Clean Burn(TM) technology") which controls the combustion of fuel in engines. The Company has shown through tests in manufacturers' engines and in computer models that its technology has the ability to control combustion and allow fuel to be used more efficiently, and that engines using the Company's technology have performance superior to conventional engines and emit fewer harmful exhaust emissions.

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

       Over the past few years, Sonex has concentrated its efforts on the application of its technology to direct injected (DI) turbocharged diesel engines. Demonstration and development programs at various stages of completion are underway with some of the largest multi-national diesel engine manufacturers in the world. The goal of such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of Sonex pistons under license from the Company. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production.

       To date, the Company has completed separate demonstration programs with two of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. Negotiations are underway with one of the world's largest piston suppliers and with these manufacturers for licensing, technology transfer and further development programs. A similar demonstration program which started in the fourth quarter of 1996 with a third major international engine manufacturer is nearing completion.

       In addition to diesel truck engine applications, the Company has successfully applied its proprietary combustion technology to the conversion of a small, lightweight, SI gasoline fueled engine to start and operate on JP5/JP8 standard military fuels (heavy fuels) while also improving fuel consumption. The advantages of this converted SI engine, which also include low cylinder head temperatures, have been demonstrated successfully in a public demonstration of a small, remotely controlled Unmanned Aerial Vehicle (UAV). As a result of this demonstration, during the second quarter of 1997 the Company executed contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex UAV design to production SI engines: one contract applies to a two-stroke gasoline fueled engine, while the other contract applies to a four-stroke engine using diesel fuel.

       During the third quarter of 1997 the Company executed demonstration contracts with the United States Marine Corps Systems Command in Quantico, Virginia, and the U.S. Naval Air Warfare Center, Aircraft Division, in Patuxent River, Maryland, to convert gasoline fueled engines currently used in UAV's to heavy fuel operation.

                        SONEX RESEARCH, INC. FORM 10-QSB



       As of September 30, 1997, the Company had five employees: its two executive officers and three other individuals who provide technical services. Additional information on the Company's business, its technology, and its management can be found in the Company's 1996 Annual Report on Form 10-KSB.


Financial position
------------------

       Since its inception in 1980, the Company has generated net losses of nearly $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.

       At September 30, 1997, the Company held cash and equivalents of $502,772, and marketable securities valued at $156,266. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, as further described in Notes 2 & 3 to the accompanying financial statements. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

       Based upon current spending levels, management believes that the cash on hand and expected revenue from currently executed contracts will be sufficient to fund operations through the end of the third quarter of 1998. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds in the future, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond the third quarter of 1998.


Results of operations
---------------------

       A net loss from operations of $338,808 was recorded for the first nine months of 1997, as compared to $539,890 for the corresponding period in 1996, a decrease of $201,082 The decrease in the loss resulted primarily from the increase in development contract revenue to $203,125 for the first nine months of 1997 from zero for the comparable period in 1996, while total expenses increased by $13,574 and other income increased by $11,531.

       Revenue in 1997 includes $90,000 related to the delivery of prototype Sonex pistons to one of the large multi-national diesel engine manufacturers with which the Company is conducting demonstration and development programs, $90,000 earned under a demonstration program begun in October 1996 to apply the SCS to a truck diesel engine for another of these diesel engine manufacturers, and $23,125 under contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex UAV design to production SI engines.

       Research and development (R&D) expenses for the first nine months of the year increased by $2,563, or 1%, from $376,713 in 1996 to $379,276 in 1997, as an increase in personnel costs of $6,133, from $228,391 in 1996 to $234,524 in 1997, was offset in part by a net decrease in other expense categories of $3,570. The increase in personnel costs resulted from the following factors: an increase effective January 1, 1997 in the wage rates for all of the Company's employees, an increase in the accrual for unused vacation pay recorded in the second quarter of 1997, decreases in total salaries resulting from the resignation at the end of May 1997 of the Company's manager of research, and the payment of cash bonuses in 1996 while none were paid in 1997. The largest decrease for other R&D expenses, $10,941, was for occupancy costs, which declined from $42,804 in 1996 to $32,863 in 1997, primarily because the Company negotiated a reduction in its monthly rent late in 1996. The Company also experienced decreases in the cost of testing supplies and depreciation expense. These decreases were offset in part by the $10,000 in costs to date for software engineering services beginning in the third quarter of 1997 in connection with the development of a technology design manual.

       General and administrative (G&A) expenses for the first nine months of the year increased by $10,561, or 5%, from $204,927 in 1996 to $215,488 in 1997, primarily as a result of an increase in personnel costs of $11,432, from $95,119 in 1996 to $106,551 in 1997. The increase in personnel costs resulted from an increase effective January 1, 1997 in the salary for the Company's chief financial officer and an increase in the accrual for unused vacation pay recorded in the second quarter of 1997, offset by a decrease related to the payment of cash bonuses

                        SONEX RESEARCH, INC. FORM 10-QSB



in 1996 while none were paid in 1997. As to other G&A expenses, increases in travel costs, legal and auditing fees were offset by decreases in occupancy expenses, insurance, public relations fees, and other expenses.




                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)    Reports on Form 8-K:

                  On November 4, 1997, the Registrant filed a Current Report on Form 8-K to report a change in its independent accountants for the fiscal year ended December 31, 1997.





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


November 13, 1997