Form 10KSB
period 1997-12-31
SONEX RESEARCH INC
filed 1998-04-09
CIK 723312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997. Commission
                              file number 0-14465.



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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 31, 1998 was 17,556,406. The aggregate market value of voting stock held by non-affiliates of the Registrant was $9,156,239 as of March 31, 1998.


Revenues for the year ended December 31, 1997 were $417,588.


                   Documents Incorporated by Reference: None.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


                         ITEM 1. DESCRIPTION OF BUSINESS

The Company
-----------

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, is engaged in the research, development and commercialization of a proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean Burn(TM) technology") which controls the combustion of fuel in engines through modification of the pistons in large engines or the cylinder heads in small engines. The Company has shown through tests in manufacturers' engines and in computer models that its technology has the ability to control combustion and allow fuel to be used more efficiently, and that engines using the Company's technology have performance superior to conventional engines and emit fewer harmful exhaust emissions. The SCS process, which has no moving parts, produces lower overall emissions at all engine speeds, particularly soot in diesel engines, and is self-driven by the combustion process.

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


Focus of commercialization efforts
----------------------------------

Over the past few years, Sonex has concentrated its efforts on the application of its technology to the reduction of exhaust emissions in direct injected (DI) turbocharged diesel truck and automobile engines. Demonstration and development programs at various stages of completion are underway with some of the largest multi-national diesel engine original equipment manufacturers (OEM's) in the world. The goal of such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of Sonex pistons under license from the Company. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials, and durability, manufacturing optimization, and other tests required before the start of full series production.

To date, the Company has completed separate demonstration programs with three of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions at future NO (nitrous oxide) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. The most recent tests conducted by one of these manufacturers showed that an engine using Sonex-modified pistons along with EGR (exhaust gas recirculation) would attain future U.S. and European emissions targets when OEM type production pistons become available. Negotiations are underway with one of the world's largest piston suppliers and with these
manufacturers  for  licensing,   technology  transfer  and  further  development
programs.

In addition to diesel truck engine applications, the Company has successfully applied a proprietary starting system and modified engine design to the conversion of a small, lightweight, SI gasoline fueled engine to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). The advantages of this converted SI engine have been demonstrated successfully in a small, remotely controlled military Unmanned Aerial Vehicle (UAV). In January 1998 the Company delivered to the United States Marine Corps Systems Command in Quantico, Virginia, five protoytpe UAV engines that Sonex successfully converted from gasoline to heavy fuel operation.


Employees
---------

As of March 31, 1998, the Company had five employees: its two executive officers and three individuals who provide engineering and technical services. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Description of the Company's technology
---------------------------------------

The SCS improves the process of combustion through a combination of chemical, acoustic and fluid dynamic effects that occur by modifying the engine's combustion chamber and the processes occurring within that chamber. Sonex designs rely on a cavity of some kind located in the piston, the cylinder head, or existing temporarily between both the piston and cylinder head.

Current Sonex DI diesel technology involves the integration of a unique geometric design of microchambers in the piston, placing one microchamber adjacent to each fuel injector spray. The microchambers surround the piston bowl in the form of a segmented annulus, or tubular ring. The position of the microchamber is a critical factor in controlling the temperature of the chamber and the rate of reaction of gases that may be resident in the chamber at any one time. The resultant flux of highly reactive gases issue from the microchamber at velocities that can attain sonic speeds under certain conditions. These gases create high turbulence in the piston bowl, allowing exceptional oxidization of the soot. The additional chemical activity is very effective with the use of EGR, allowing enhanced ignition with low soot production in the presence of large amounts of EGR. Similar SCS piston designs allow the use of alternative fuels in diesel engines with a minimum of change.

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

Current Sonex SI diesel technology for carburetted engines involves the use of unique microchambers in the cylinder head of the engine. Patents for these designs are currently pending. This technology allows the conversion of SI gasoline engines to use heavy fuels with another Sonex innovation which allows starting the engines on heavy fuels ranging from kerosine to diesel fuel.


Potential benefits of the SCS in the reduction of emissions
-----------------------------------------------------------

Government agencies in North America, Europe and Japan continue to mandate increasingly more strict requirements for the reduction of allowable diesel truck emissions, specifically with respect to smoke/particulates and NO. The use of costly high pressure injection systems and electronic controls may permit truck manufacturers to attain some of these reductions; however, it is unlikely any one emissions reduction technique will enable manufacturers to meet the emission standards to be implemented in the next few years.

High pressure injectors may reduce smoke/particulates, but they also increase NO emissions while doing so. Manufacturers, therefore, may be able to eliminate present equipment such as particulate traps, but they likely will need larger catalytic converters, leading to an increase in fuel consumption and a decrease in power, all at a significantly higher cost. Management believes that the Company's diesel technology, which consists of a relatively simple change of piston design, under various conditions causes a reduction in smoke/particulates, carbon monoxide (CO), hydrocarbons (HC), and NO by significant amounts while maintaining or improving upon brake specific fuel consumption (BSFC) and power. In tests conducted in the latest production engines of several manufacturers fitted with a variety of Sonex pistons, including aluminum screw assembled pistons, electron beam welded pistons, and ferrous crown pistons, the Company has demonstrated that the SCS may reduce smoke/particulate emissions in excess of 40% and HC emissions by 5%, while maintaining equal NO emissions at future targets and BSFC within 2% above or below that of the stock engine.

The Company's ability to reduce soot emissions has an added benefit towards the reduction of NO in diesel engines. Many manufacturers are turning to using EGR to reduce NO. (EGR is inert exhaust gas recycled and pumped back into the engine cylinders for the next combustion cycle.) EGR can significantly reduce NO, but the soot recirculated with EGR can increase particulate emissions and increase engine wear. The SCS acts to reduce both the engine wear and the quantity of particulates in the emissions by significantly reducing the soot content of the emissions.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Management believes that Sonex Ultra Clean BurnTM technology is perhaps the least expensive method of emissions reduction, but it is likely to be used in conjunction with other technologies to enable manufacturers to meet the strict diesel truck emission standards that will be introduced in the near future. All testing to date by Sonex and the engine OEM's has shown that SCS diesel technology is complementary to new developments such as high pressure injection and EGR. Testing is scheduled to begin later this year with a diesel common rail injection system which should also prove complementary.


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


Stages of technology demonstration and piston design
----------------------------------------------------

The major stages in the Company's demonstration and development process for DI turbocharged diesel truck engines include the following:

  o   execution of secrecy and disclosure agreements;
  o   exchange of technical information;
  o proof of concept with screw-assembled, Sonex-modified pistons fabricated and tested by Sonex by the engine manufacturer in its laboratories;
  o testing at mandated emissions and part-load cycles at Sonex on one of the manufacturer's latest engines, aimed at piston design improvement;
  o delivery of best design, screw-assembled, Sonex-modified pistons that allow the test engine to meet specified emission and fuel consumption targets to the engine manufacturer for verification testing and to one or more piston suppliers for the fabrication of finished pre-production pistons;
  o delivery by piston supplier of pre-production pistons for review, approval and testing through the same cycles as before, first by Sonex, then by the engine manufacturer, to insure that the performance of these pistons equals or exceeds that of the screw-assembled pistons.

The Company has now reached the next stage with three such programs, that is, optimization of the piston design for the fabrication of piston prototypes that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production. (See "Current diesel engine programs".) The engine manufacturers have stated that the SCS benefits could be in lower cost, less complexity and greater reliability. These three factors are now being addressed by the Company and its customers.


Collaboration with piston suppliers
-----------------------------------

In cooperation with the engine OEM's, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. One of these companies, T&N Piston Products Group of the U.K., is widely recognized as one of the world's leading suppliers of pistons and other components to the engine industry. T&N Piston Products Group companies trade under the name of AE Goetze Automotive. T&N was acquired recently by Federal-Mogul Corp., a major supplier of engine components based in Southfield, Michgan.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


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

In December 1997 Sonex and T&N completed negotiations for a license agreement for the marketing, manufacture and sale of diesel truck engine pistons incorporating the SCS. Early in 1998, however, T&N informed the Company that signing of the agreement would be delayed pending further refinement of the new manufacturing techniques developed by T&N for Sonex pistons. T&N indicated that it wants to be in a position to follow through to diesel truck engine manufacturers with demonstrable product and well thought through manufacturing plans before concluding the licensing agreement with Sonex. As of March 31, 1998, the proposed license agreement with T&N has yet to be executed.


Current diesel engine programs
------------------------------

On a continuing basis for the past few years, the Company has performed extensive design and development work on medium- and heavy-duty truck engines for three large multi-national diesel truck engine OEM's, in separate programs. A funded agreement to develop Sonex pistons for industrial production for one of these companies was executed in 1994. This program advanced to the stage of verification tests by this engine manufacturer on an engine in its own facility using pre-production finished Sonex pistons. Successful results to that point led to initial discussions in 1995 for technology transfer and licensing agreements with this engine manufacturer; however, late in 1996, the focus of discussions changed, and it was agreed by all three parties that the Company first should execute a commercial license with T&N. Under this approach, the cost of any and all royalties payable to the Company would be included in the selling price for Sonex pistons to be produced and sold by T&N to the engine manufacturer. (See "Collaboration with piston suppliers") Negotiations are now underway with this engine manufacturer for a joint program for the optimization of the Sonex piston designs for a larger engine size to take place primarily at an advanced engine laboratory in Europe.

The second large multi-national OEM has verified Sonex test results on a set of pre-production Sonex pistons fabricated by T&N. Subsequent adjustments to the manufacturing process of these pistons have been agreed to by all parties, and further testing is planned in the summer of 1998.

In late 1996 a third major international engine manufacturer executed a funded agreement with the Company for a similar demonstration program that is now at the stage of testing pre-production prototype SCS pistons. This manufacturer has demonstrated that by the use of EGR with SCS, it will be possible to attain future U.S. and European emissions targets when OEM type production pistons become available.

In March 1996 Texaco Group, Inc. ("Texaco") agreed to undertake a feasibility demonstration and evaluation of the SCS to confirm the capability of a Sonex piston to reduce emissions in a single cylinder DI diesel research engine.
Texaco's interest in the SCS was in response to increasingly rigorous federal fuel specifications now under consideration that are intended to assist engine makers in meeting future emissions and performance targets. Texaco believed that the development of an engine design meeting the forthcoming low emissions standards using the diesel fuel being produced today might make unnecessary the manufacture of higher cost diesel fuel and avoid the significant impact that higher cost would have on fleet owners and operators.

In March 1997 at Sonex, a representative of Texaco observed a successful demonstration of the operating performance of this engine outfitted with a Sonex piston, after which the engine was delivered to Texaco's research facility in Beacon, New York, for confirmation testing. In September 1997, after being informed by Texaco that the diesel laboratory at the Beacon facility was closing, Sonex retrieved this engine to continue the investigation. Texaco has yet to inform the Company of any future plans with respect to this program.

In March 1996 Texaco Group, Inc. ("Texaco") agreed to undertake a feasibility demonstration and evaluation of the SCS to confirm the capability of a Sonex piston to reduce emissions in a single cylinder DI diesel research engine. Texaco is funding the SCS investigation in response to increasingly rigorous federal fuel specifications now under consideration that are intended to assist

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


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


Lightweight, spark-ignited (SI) engines
---------------------------------------

In 1994 under contract to the U.S. Army's Fort Belvoir, Virginia, Research, Development & Engineering Center, Sonex successfully demonstrated two prototype lightweight, SI, carburetted two-stroke engines, which it modified to start and run on JP-5/JP8 standard military fuels. The Army was interested in such an engine for use in light-weight, man-portable generator sets in the field but later informed the Company that the funding for the continuation of this program had been canceled.

This demonstration for the Army led to an inquiry in 1995 from the U.S. Naval Research Laboratory (NRL) in Washington, D.C., for the possible application of this engine technology in Unmanned Aerial Vehicles (UAV's), which are small, remotely piloted aircraft. UAV's conduct short-range tactical reconnaissance while operating virtually unseen and unheard, taking pictures of battlefields and enemy installations and relaying them back to ground forces. Existing UAV engines in the military's inventory operate on gasoline. Because of safety and logistics concerns, the use of gasoline aboard ship and in the motor pool is being phased out by the military. All small engines, such as those found in UAV's, will be required to operate on less volatile, widely available heavy fuels (such as JP-5 and diesel) used by jet aircraft and most military vehicles. Conversion of such engines to operate on heavy fuels rather than gasoline would permit the military to continue to deploy such weapons well into the next century.

Sonex subsequently demonstrated and delivered a lightweight, two-stroke, SI, carburetted, 35cc single cylinder engine to NRL, similar to those delivered to the Army, that was used in July 1996 in successful flight demonstrations by NRL of a UAV. The engine, originally gasoline fueled, was converted by Sonex to operate with less volatile heavy fuels. NRL has continued flight testing during the past year and is now considering this technology for its possible application in a larger engine.

In August 1997 the Company was awarded a demonstration contract by the United States Marine Corps (USMC) Systems Command in Quantico, Virginia, to upgrade the capabilities of an operational UAV known as the Exdrone by converting the existing SI, carburetted, 100cc single cylinder, two-stroke, gasoline fueled engine to start and run on less volatile JP-5 fuel, and by installing improved electronics. The contract in the amount of $204,170 included a subcontract of $124,170 to AeroComm, Inc., a privately held Germantown, Maryland company, for the upgrade of the electronics in the UAV to a configuration known as the Dragondrone, while Sonex, as the prime contractor, would receive $80,000 for the heavy fuel engine (HFE) conversion and overall program management.

In test flights conducted by the USMC Systems Command early in January 1998, a UAV powered by the prototype Sonex HFE on JP-5 fuel demonstrated power and fuel consumption comparable to that of the stock engine operating on gasoline. Upon completion of this contract later in January 1998, the Company delivered to the USMC five prototype UAV engines that Sonex successfully converted from gasoline to heavy fuel operation.

In February 1998 Sonex received an order from the USMC Systems Command to convert an additional forty Dragondrone UAV gasoline engines to heavy fuel operation. The total amount of the new order, in the form of an amendment to the original contract, is approximately $125,000, and delivery of the converted engines is expected to be completed in June 1998.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Sonex is also performing a UAV heavy fuel engine conversion under a demonstration contract awarded in October 1997 by the U.S. Naval Air Warfare Center, Aircraft Division (the "Navy"), in Patuxent River, Maryland. This UAV, known as the Pioneer, has been in service for several years, and provided reconnaissance support for Persian Gulf operations. The existing Pioneer engine is a two-stroke, carburetted, SI two cylinder gasoline engine displacing 175cc per cylinder. The contract in the amount of $87,795 calls for Sonex to deliver two HFE's to the Navy in April 1998. The Navy has the right to exercise a contract option by September 30, 1998 pursuant to which Sonex would conduct an experimental evaluation of existing techniques now used in space technology to be able to eliminate the need for the supplementary two-stroke lubricating oil (required in all gasoline two-stroke engines) in the converted engine, without loss of performance benefits.

The Company is exploring additional potential uses by the military for its heavy fuel engine technology, such as in other UAV models and light-weight, man-portable generator sets used in the field, as well as private sector opportunities. Operation of a light-weight engine on a high flash point fuel such as diesel, rather than gasoline, will reduce the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats. As a result of the NRL demonstration and subsequent published report, during 1997 the Company executed contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex HFE design to production SI engines. Sonex expects to reach agreement on the next prograqm steps with these manufacturers later this year, following completion and publication of the results of the Navy contract.


Alternative-fuel engines
------------------------

In the summer of 1994 the National Renewable Energy Laboratory Division (NREL) of the Midwest Research Institute, which is the field manager for the DOE Alternative Fuels Utilization Program, awarded the Company a contract to demonstrate the SCS on a one liter per cylinder diesel engine running on a number of different fuels, including methanol, ethanol, biofuel and diesel. In 1995 the Company successfully started and ran such an engine on neat M100 methanol fuel (100% methanol) at standard diesel compression ratio (17:5) with no fuel additive, ignition enhancer or in-cylinder ignition device. The engine was stable at all speeds and loads, and achieved power levels similar to those of the same engine running on diesel fuel. These results were achieved by replacing the engine's stock piston with a Sonex-modified piston, in addition to the standard modifications normally required to fuel a diesel engine on methanol

On the basis of these results, the Company was informed by NREL that funding was to be set aside to continue the program in a vehicular demonstration. Sonex then submitted its final report to NREL, which was required to distribute the report for outside review. One such reviewer stated that industry "... sees very little if no interest in using alcohol fuels in diesel engines." DOE now appears to have adopted this position as well. The Company will re-visit this application when there is renewed commercial interest.


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

The Company registered the name "SONEX" at the U.S. Patent and Trademark Office in 1987, and is in the process of registering the name "Ultra Clean Burn" technology at the U.S. Patent and Trademark Office.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


                         ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive offices and testing facility are located at 23 Hudson Street, Annapolis, Maryland, 21401. The facility is equipped with emissions test equipment and machine shop and storage facilities necessary to support the laboratory. Management believes that all of the Company's property is adequately covered by insurance. The building contains approximately 6,000 square feet and is being occupied by the Company on a month-to-month basis under the terms of an operating lease agreement that expired in April 1994. The lease was extended initially through June 1995, after which the Company occupied the premises on a month-to-month basis until November 1996 when an extension through November 1997 was executed. No new long-term lease has been negotiated since this last extension expired.

The Company once again is occupying the premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.


                            ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, management is aware of no legal proceedings pending against the Company.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's security holders held on October 22, 1997, the holders of the Company's Common Stock re-elected Mr. Nuno Brandolini as a director for a term expiring at the annual meeting held in the year 2000. No other matters were submitted to a vote of security holders during the fourth quarter of 1997.


         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently is traded in the over-the-counter market on the OTC Bulletin Board service under the symbol "SONX". The OTC Bulletin Board is an electronic and screen-based quotation medium operated by Nasdaq. Quotation information on OTC Bulletin Board stocks is available on stockbrokers' desktop terminals.

The Company has never paid cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. The high and low closing prices of the Common Stock for each quarterly period since January 1, 1996 were as follows (These prices, which are drawn from reports provided to the Company by Nasdaq, reflect inter-dealer prices without mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.):

     Quarter ended:                             High              Low
                                             ---------         ------
        March 31, 1996                         $2.06             $1.00
        June 30, 1996                           2.06              1.00
        September 30, 1996                      1.34               .88
        December 31, 1996                       1.28               .69
        March 31, 1997                          1.56               .63
        June 30, 1997                           1.38               .81
        September 30, 1997                      1.28               .69
        December 31, 1997                       1.25               .72
        March 31, 1998                          1.06               .50

As of March 31, 1998, there were 17,556,406 shares issued and outstanding, with approximately 1,000 holders of record. The shares for approximately 2,800 additional beneficial owners of the Common Stock are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934. A total of 14,874,273 shares of the Company's Common Stock as of March 31, 1998 were reserved for issuance in connection with the conversion of preferred stock and the exercise of warrants and options.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                            AND RESULTS OF OPERATIONS

Losses accumulated during development stage
-------------------------------------------

Since its inception in 1980, the Company has generated cumulative net losses in excess of $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.


Financial position and liquidity
--------------------------------

As of March 31, 1998, the Company had available cash and equivalents of approximately $400,000 and marketable securities valued at approximately $125,000. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, as further described in Note 4 to the accompanying financial statements. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

Based upon current spending levels, management believes that the cash on hand and expected revenue from current and potential contracts will be sufficient to fund operations at least through the end of 1998. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations for 1999 and beyond.


Salary deferrals by employees
-----------------------------

In order to help conserve the Company's limited cash resources, all of the Company's employees, at the request of the Board of Directors, for several years have been voluntarily deferring receipt of payment of significant portions of their authorized annual salaries. From time to time, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's Common Stock. As of January 1, 1997, the ongoing deferral of salary for the Company's non-executive employees was eliminated.

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

Accordingly, in February 1992 all of the Company's salaried employees jointly executed an agreement referred to as the "Consent to Deferral" in which the employees consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Immediately upon execution of the Consent to Deferral and in accordance with the terms of the Proactive investment, the Company received the proceeds from the financing, with which it paid a portion of previously deferred salaries in cash and in Company stock.
Following the completion of this investment, Proactive became the largest beneficial owner of the Company's Common Stock by virtue of its purchase of convertible preferred stock and common stock purchase warrants, and two of the general partners of Proactive, Mr. Myron A. "Mike" Wick, III and Mr. Charles C. McGettigan, became directors of the Company.

The conditions of the Consent to Deferral that would allow repayment of deferred salaries have yet to occur. As of December 31, 1997, an aggregate of $648,292 of wages so deferred is recorded as accrued compensation in the accounts of the Company.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Results of operations
---------------------

Revenue:
-------
                                  Development          Sub-
                                   contracts         contracts

         1997                     $  298,168        $ 119,420
         1996                     $   70,000            -
         1995                     $  223,141            -

Development contract revenue consisted of the following amounts from projects more fully described in Item 1:

    o $90,000 in 1997 and $70,000 in 1996 under a demonstration program begun in 1996 to apply the SCS to a truck diesel engine for a major international OEM;
    o $90,000 in 1997 related to the delivery of prototype Sonex pistons to another major international OEM;
    o $64,330 in 1997 pursuant to the contract with the USMC (90% complete as of year-end) to convert a gasoline fueled small UAV engine to use heavy fuels and, through a subcontract for which related revenue of $119,420 has been recorded in 1997, to upgrade the electronics in the UAV;
    o $26,338 in 1997 pursuant to the contract with the Navy (30% complete as of year-end) to convert a gasoline fueled UAV engine to use heavy fuels;
    o $27,500 under contracts with two U.S. manufacturers of small engines to investigate the feasibility of applying the Sonex UAV design to production SI engines;
    o $150,000 in 1995 earned in connection with the development program begun in 1994 on a diesel-fueled truck engine for another major international OEM;
    o $53,141 in 1995 from NREL for a methanol-fueled diesel engine demonstration; o $20,000 in 1995 from the U.S. Naval Research Laboratory for a generator set engine.

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


Research and Development (R&D) Expenses:
---------------------------------------

                                 1997           1996           1995
                                 ----           ----           ----
  Personnel:
      Salaries                 $267,663       $255,919       $280,548
      Taxes/benefits             41,071         37,025         35,542
      Consulting                 15,769
      Stock & options            59,525         27,125         61,250
                               --------       --------       --------
      Total personnel           384,028        320,069        377,340

  Patent amortization
    and maintenance fees         44,298         71,180         88,378
  Occupancy                      43,263         55,459         57,314
  Testing supplies               30,869         39,475         31,156
  Software engineering           20,000
  Depreciation                   13,750         21,783         20,646
  Other expenses                 22,318         15,558         10,399
                               --------       --------       --------

      Total R&D                $558,526       $523,524       $585,233
                               ========       ========       ========

Total R&D expenses increased $35,002, or 7%, from 1996 to 1997, as major increases in personnel costs ($63,959, or 20%) and software engineering fees ($20,000 in 1997, none in 1996) were partially offset by decreases in patent maintenance fees and amortization ($26,882, or 38%), occupancy costs ($12,196, or 22%), and a net decrease in other expenses ($9,879). From 1995 to 1996, total R&D expenses decreased $61,709, or 11%, primarily due to a decrease in R&D personnel costs of $57,271, or 15%, while other expenses showed a net decrease of $4,438.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


From 1996 to 1997, total salaries increased $11,744, or 5%, as a result of the following factors: an increase effective January 1, 1997 in the wage rates for all of the Company's employees, an increase in the accrual for unused vacation pay in 1997, and an increase resulting from the hiring of a new engineer in the fourth quarter of 1997, offset in part by decreases resulting from the resignation in the second quarter of 1997 of the Company's manager of research and the award of bonuses in 1996 while none were awarded in 1997. R&D salaries decreased by $24,629, or 9%, from 1995 to 1996 primarily due to the $21,627 decrease in the amount of the total bonuses awarded in 1995 ($31,625) versus 1996 ($10,000).

The Company's R&D supervisor and corporate liaison in Europe serves as a consultant, having been compensated in prior years primarily in the form of restricted stock or stock options for services performed in Europe. In 1997, however, he spent time in Annapolis, for which service he receives cash compensation, a portion of which is deferred pursuant to the terms of the Consent to Deferral. The $15,769 shown above as "Consulting - European liaison" represents total cash compensation he earned in 1997, of which $6,308 has been deferred.

Compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted, while stock issued as compensation is measured at the market price on the date of award or at the agreed-upon value of the services rendered. Charges for compensation paid in the form of stock or options in 1997 included $35,212 for stock and options awarded to the Company's R&D supervisor and corporate liaison in Europe, while such charges were $14,000 in 1996 and $38,750 in 1995. Charges for options granted to employees were $24,313 in 1997, $13,125 in 1996 and $22,500 in 1995.

The $26,882 decrease from 1996 to 1997 in patent maintenance fees and amortization of the capitalized costs of patents and technology resulted from a reduction in amortization expense of $54,104, offset in part by the write-off in 1997 of $24,527 in unamortized costs of patents abandoned and an increase in patent maintenance fees of $2,695. The large decrease in amortization expense was almost entirely due to higher amortization in 1996 for the capitalized costs of computer simulations, which became fully amortized early in 1997. The $17,198 decrease from 1995 to 1996 in patent maintenance fees and amortization was primarily caused by the write-off in 1995 of $18,862 in unamortized costs of patents abandoned that year, while there was no such charge in 1996.

Occupancy expenses declined significantly from 1996 to 1997 as a result of a reduction in the monthly rent from $4,500 to $3,500 in November 1996. Rent expense is allocated 80% to R&D and 20% to G&A based on the proportionate share of floor space devoted to each category. In 1996 the Company for the first time earned a small amount of sublease income, but that figure was slightly lower in 1997 than in 1996.

Testing supplies include motor fuel, engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate from year to year depending on the number and type of engines being tested, and the timing of purchases of certain items. Software engineering charges of $20,000 in 1997 represent amounts paid to the Company's former president for programming assistance with the Company's technology design manual that is to be used to teach engineers from prospective customers how to incorporate the elements of the SCS into pistons. Depreciation expense has been declining for the last three years, as most of the Company's equipment that was purchased several years ago has become fully depreciated, while purchases of new equipment have not been significant.


Cost of sub-contracts:
---------------------

The Company's August 1997 contract with the USMC to convert a gasoline fueled UAV engine to use heavy fuels also included a subcontract to AeroComm, Inc., a privately held Germantown, Maryland company, for the upgrade of the electronics in the UAV. The $111,750 recorded in 1997 as "Cost of subcontracts" represents the accrual, based on the percentage of completion of the contract as of year-end, of a portion of the amount to be paid to AeroComm, Inc. upon final delivery under the contract.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


General and Administrative (G&A) Expenses:
-----------------------------------------

                                 1997           1996           1995
                                 ----           ----           ----
  Personnel:
      Salaries                 $124,910       $114,753       $217,924
      Taxes/benefits             15,601          9,523         13,084
      Stock options              50,893
                               --------       --------       --------
  Total personnel               191,404        124,276        231,008

  Legal fees                     21,641         18,524         40,143
  Stock transfer agent,
    proxy fees, etc.             15,607         17,221         23,907
  Occupancy                      12,106         13,159         16,983
  Travel                         29,127         22,583         17,810
  Telephone & postage            10,833         10,982         14,215
  Insurance                      11,507         11,789         10,939
  Audit fee                      12,454          9,815          9,720
  Printing                        8,661          8,603          9,238
  Other expenses                 19,914         23,491         20,120
                               --------       --------       --------

      Total G&A                $333,244       $260,443       $394,083
                               ========       ========       ========

Total G&A expenses increased $72,801, or 28%, from 1996 to 1997, due almost entirely to an increase in G&A personnel costs of $67,128, or 54%, that resulted primarily from stock option charges in 1997 of $50,893. From 1995 to 1996, total G&A expenses decreased $133,640, or 34%, largely due to a decrease in G&A personnel costs of $106,732, or 46%.

The increase in G&A salaries of $10,157 from 1996 to 1997 was due to the following factors: (1) an increase effective January 1, 1997 in the wage rates for all of the Company's employees; (2) an increase in the accrual for unused vacation pay in 1997; (3) charges incurred in 1997 for temporary office employees (no such charges were incurred in 1996); offset in part by (4) a reduction caused by the termination of the employment as of the end of the third quarter of 1997 of the Company's former president; and (5) the award of bonuses in 1996 while none were awarded in 1997. The large percentage increase in payroll taxes and employee benefits was due primarily from payroll taxes incurred on the exercise of stock options in 1997. There is no corresponding amount recorded as wages when below-market options are exercised, but the optionee is taxed on the excess of the aggregate market price over the aggregate exercise price, and the Company incurs the related payroll taxes. There were no such charges in 1996 or 1995. Compensation cost for stock options in 1997 includes a charge of $44,643 related to the below-market option grant from Proactive, the Company's principal shareholder, to the new president of the Company, and a $6,250 charge for options granted to other employees.

The decrease of $103,171 in G&A salaries from 1995 to 1996 primarily resulted from a decrease of $25,000 in bonus awards and to a reduction of $76,000 in salary expense for the Company's former president. Effective January 1, 1996, his employment commitment was changed from full-time to part-time, with a corresponding reduction in salary from $100,000 per year, 40% of which amount was deferred, to $2,000 per month with no portion deferred.

Total legal fees increased by $3,117, or 17%, from 1996 to 1997, as lower charges from the Company's general legal and securities counsel were more than offset by higher charges from its patent attorney for additional services in connection with the filing of new patent applications and assistance with the proposed piston license agreement with T&N. Total legal fees decreased by $21,619, or 54%, from 1995 to 1996, as the amount in 1995 included significant charges related to the lawsuit filed in 1993 by two former officers of the Company seeking payment of deferred salaries. The litigation was concluded early in 1996 in the Company's favor, resulting in lower fees in 1996. Also, charges for services by the Company's patent attorney were substantially higher in 1995 versus 1996, as the 1995 figure included fees related to services in connection with the review of the Company's decision in early 1995 to write-off the costs of certain acquired technology, and related assistance in preparing and negotiating the proposed settlement and in making the filings necessary to legally abandon the related patents. The decrease from 1995 to 1996 resulting from these factors was offset in part by higher charges for corporate securities work related to the preparation and ultimate abandonment of a registration statement during 1996.

Travel expenses have been increasing since 1995 as a result of an increase in overseas travel by the Company's chairman and president during 1996 and 1997 in connection with negotiations for licensing and technology transfer agreements.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Write-off of acquired technology:
--------------------------------

As described in Note 6 to the Company's financial statements, management determined in 1994 that the value of certain of its older technologies had suffered a permanent impairment. Accordingly, the net book value of the related capitalized costs, representing the unamortized portion of costs capitalized by the Company in connection with the acquisition and maintenance of these older technologies, was reduced to its estimated recoverable amount of $80,000, resulting in a charge to operations in 1994 of $739,036. In 1995 it was determined that the remaining balance of $80,000 was not recoverable, and this amount was also charged to operations.


Gains on sales of marketable securities:
---------------------------------------

Gains recorded in 1996 and 1997 represent the proceeds from the sale of a portion of the Company's investment in Digital Dictation, Inc., the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, SonoChem, Inc., as further described in Note 4 to the accompanying financial statements. Because the recorded basis for this investment is zero, all sales proceeds are recognized as gains.


Effects of Year 2000 (Y2K) millenium date-change issues:
-------------------------------------------------------

During the past year, the Company has upgraded some of the hardware and software currently being used in its operations, and expects to continue to make further upgrades to other hardware and software in the ordinary course of business during the remainder of 1998 and in 1999 to ensure that all of its systems are Y2K compliant. Expenditures in this regard outside the ordinary course of business are not expected to be significant.


Adoption of new accounting pronouncements
-----------------------------------------

The adoption by the Company in fiscal 1998 of new accounting pronouncements which have a delayed effective date is not expected to have a material impact on the financial statements of the Company.



                          ITEM 7. FINANCIAL STATEMENTS


Index to financial statements:

     Reports of independent accountants

     Financial statements:
         Balance sheets as of December 31, 1997 and 1996

         Statements of operations and accumulated deficit for the three years in the period ended December 31, 1997, and for the period from April 9, 1980 (inception) through December 31, 1997

         Statements of paid-in capital for the period from April 9, 1980 (inception) through December 31, 1997

         Statements of cash flows for the three years in the period ended December 31, 1997, and for the period from April 9, 1980 (inception) through December 31, 1997

     Notes to financial statements

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Sonex Research, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sonex Research, Inc. (a development stage company) at December 31, 1997, and the results of its operations and its cash flows for the year then ended, and for the period from April 9, 1980 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


C. L. STEWART & COMPANY

Annapolis, Maryland
March 25, 1998

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Sonex Research, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sonex Research, Inc. (a development stage company) at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


PRICE WATERHOUSE LLP

Linthicum, Maryland
April 8, 1997

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                         December 31,
                                                         ------------
                                                    1997              1996
                                                    ----              ----
          Assets

Current assets
 Cash and equivalents                            $  355,582        $   89,739
 Marketable securities, available-
   for-sale (Note 4)                                117,200            36,800
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $183,750 in 1997                    210,088            50,000
 Prepaid expenses                                    36,284            38,692
 Loans to officers and employees (Note 5)            22,500            16,906
                                                 ----------        ----------
   Total current assets                             741,654           232,137

Loans to officers and employees -
   non-current (Note 5)                                                15,000

Patents and technology (Note 6)                     231,742           239,308

Property and equipment (Note 7)                      17,206            28,008
                                                 ----------        ----------

           Total assets                          $  990,602        $  514,453
                                                 ==========        ==========


     Liabilities and Stockholders' Equity

Current liabilities
 Accrued compensation (Note 8)                   $  688,292        $  620,620
 Accounts payable and other accrued liabilities,
   including accrued subcontract costs on
   uncompleted contracts of $111,750 in 1997        147,220           170,371
                                                 ----------        ----------
   Total current liabilities                        835,512           790,991
                                                 ----------        ----------

Stockholders' equity (Note 10)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; shares outstanding: 1,540,001
   in 1997 and 1,550,001 in 1996                     15,400            15,500
 Common stock, $.01 par value - shares issued
   and outstanding: 17,393,906 in 1997 and
   16,214,020 in 1996                               173,939           162,140
 Additional paid-in capital                      20,035,060        19,165,535
 Unrealized increase in value of
   marketable securities                             117,200           36,800
 Deficit accumulated during development stage   (20,186,509)      (19,656,513)
                                                 ----------        ----------
   Total stockholders' equity                       155,090          (276,538)

Commitments (Note 11)
                                                 ----------        ----------

   Total liabilities and stockholders' equity    $  990,602        $  514,453
                                                 ==========        ==========






    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                   April 9, 1980
                                                                    (inception)
                                      Year ended December 31,         through
                                      -----------------------       December 31,
                                  1997         1996         1995         1997
                                  ----         ----         ----         ----
Revenue
 Development contracts       $   298,168  $    70,000  $   223,141  $ 1,963,734
 Subcontracts                    119,420                                119,420

 Other                                                                  124,425
                               ---------     --------     --------    ---------
                                 417,588       70,000      223,141    2,207,579
                               ---------     --------     --------    ---------
Costs and expenses
 Research and development        558,526      523,524      585,233   12,350,216
 Cost of subcontracts            111,750                                111,750
 General and administrative      333,244      260,443      394,083    7,514,247
 Interest                          1,145          670        1,198      868,094
 Write-off of acquired
   technology                                               80,000      819,036
                               ---------    ---------    ---------   ----------
                               1,004,665      784,637    1,060,514   21,663,343
                               ---------    ---------    ---------   ----------

Net loss from operations        (587,077)    (714,637)    (837,373) (19,455,764)
                               ---------     --------   ----------  -----------

Other income and expense
 Investment and other income      18,872       12,049       12,182      311,916
 Debt conversion expense                                             (1,112,350)
 Gain on sales of
   marketable securities          38,299       30,113                    69,689

                                --------     --------   ----------  -----------

Net loss                        (529,996)    (672,475)    (825,191) (20,186,509)

Deficit accumulated during
 development stage
  Beginning of period        (19,656,513) (18,984,038) (18,158,847)
                             -----------  -----------  -----------  -----------

  End of period             $(20,186,509)$(19,656,513)$(18,984,038)$(20,186,509)
                            ============ ============ ============ ============


Net loss per share                $ (.03)      $ (.04)      $ (.06)
                                  ======       ======       ======

Weighted average number of
 common shares outstanding    17,031,016   15,968,491   14,368,760
                              ==========   ==========   ==========







    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          STATEMENTS OF PAID-IN CAPITAL
               APRIL 9, 1980 (INCEPTION) THROUGH DECEMBER 31, 1997


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

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          STATEMENTS OF PAID-IN CAPITAL
               APRIL 9, 1980 (INCEPTION) THROUGH DECEMBER 31, 1997

                          Price  Preferred stock     Common stock    Additional
                           per   ($.01 par value)  ($.01 par value)    paid-in
                          share   Shares   Amount   Shares   Amount    capital
                          ----- --------- ------- --------- -------  ----------
                         (Continued from previous page)
Balance, December 31, 1990         -        -     9,156,279 $91,563 $13,651,066
March through December -
 debt issuance costs      $ .50                     765,000   7,650     374,850
May, September for services .50                      86,400     864      42,336
September - conversion of
 notes and interest         .33                     645,442   6,454     208,693
Adjustment to stock ledger                           (1,500)    (15)     (3,547)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1991         -        -    10,651,621 106,516  14,273,398
February for cash          1.00 1,750,000 17,500                      1,732,500
Feb. - loan conversion     1.00   250,000  2,500                        247,500
February - conversion of
 notes and interest         .33                     349,892   3,499     113,131
February - payment
 of accrued compensation    .50                     384,220   3,842     188,268
April - conversion (.35 to 1)     (20,000)  (200)    57,143     571        (371)
August, December option
 exercise                   .50                      14,050     141       6,884
December - exercise of
 Class A warrants          1.50                     431,775   4,318     643,344
December - exercise of
 Class B warrants          2.00                       1,800      18       3,582
December - exercise of
 warrants                  1.00                      21,429     214      21,215
Compensation - grant of
 stock options                                                           51,562
Stock issuance costs                                                   (164,836)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1992      1,980,000 19,800 11,911,930 119,119  17,116,177
May through December -
 option exercise            .50                     153,038   1,531      74,988
May - exercise of warrants 2.00                         833       8       1,658
Issuance of discounted
 options in payment of:
  Accrued compensation                                                  303,611
  Note payable to officer                                                28,000
Stock issuance costs                                                     (1,596)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1993      1,980,000 19,800 12,065,801 120,658  17,522,838
February through August -
 option exercise            .50                      75,379     754      36,936
April - conversion (.35 to 1)    (150,000)(1,500)   428,567   4,286      (2,786)
April - conversion of
 loan and interest          .75                     281,872   2,819     208,585
June and July for cash      .75                     766,666   7,666     567,334
October for services        .80                      30,000     300      23,700
Stock issuance costs                                                     (7,767)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1994      1,830,000 18,300 13,648,285 136,483  18,348,840
January - July for services .58                      15,000     150       8,600
June for cash               .25                   1,020,000  10,200     244,800
June - payment of
 accrued compensation       .25                     170,000   1,700      40,800
June - indemnification
 by officer                                                              15,000
September through November
 option exercise            .50                      88,250     882      43,243
December for cash          1.00                     340,000   3,400     336,600
Compensation - grant of
 stock options                                                           52,500
Stock issuance costs                                                    (12,192)
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1995      1,830,000$18,300 15,281,535$152,815 $19,078,191

                            (Continued on next page)

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          STATEMENTS OF PAID-IN CAPITAL
               APRIL 9, 1980 (INCEPTION) THROUGH DECEMBER 31, 1997

                          Price  Preferred stock     Common stock    Additional
                           per   ($.01 par value)  ($.01 par value)    paid-in
                          share   Shares   Amount   Shares   Amount    capital
                          ----- --------- ------- --------- -------  ----------
                         (Continued from previous page)

Balance, December 31, 1995      1,830,000$18,300 15,281,535$152,815 $19,078,191
January for services       1.00                       1,000      10         990
January through August
 option exercise            .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - grant of
 stock options                                                           27,125
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1996      1,550,001 15,500 16,214,020 162,140  19,165,535
January through December
 option exercise            .50                     352,834   3,528     172,889
January through June
 option exercise            .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - grant of
 stock options                                                          104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001$15,400 17,393,906$173,939 $20,035,060
                                ========= ====== ========== ======= ===========









    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                                  April 9, 1980
                                                                   (inception)
                                     Year ended December 31,         through
                                     -----------------------       December 31,
                                   1997       1996        1995         1997
                                   ----       ----        ----         ----
Cash flows from operating
activities:
 Net loss                       $(529,996)  $(672,475)  $(825,191) $(20,186,509)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities
   Depreciation                    13,747      21,783      20,646       679,262
   Amortization of patents         72,394     101,970      79,653     1,449,002
   Write-off of technology                                 80,000       819,036
   Compensation - stock options    104,456     27,125      52,500       982,121
   Imputed interest expense                                             551,247
   Interest credited to paid-
     in capital                                                          44,614
   Debt conversion expense                                            1,112,350
   Current liabilities and
     charges paid in stock          5,962       1,000      51,250     1,130,342
   Gain on sale of
     marketable securities        (38,299)    (30,113)                  (69,689)
   (Increase) decrease in
     accounts receivable         (160,088)     13,741      17,959      (218,088)
   (Increase) decrease in
     prepaid expenses               2,408      (8,831)      1,935       (36,284)
   Increase in accrued
     liabilities                   44,521      91,729     120,779       747,848
                                ---------   ---------    --------   -----------
Net cash used in operating
activities:                      (484,895)   (454,071)   (400,469)  (12,986,748)
                                ---------   ---------    --------   -----------
Cash flows from investing
activities:
  Purchases of marketable
    securities                                                       (2,377,256)
  Proceeds from sales of
    marketable securities          38,299      30,113      17,292     2,446,945
  (Increase) decrease in
    loans to employees              9,406      26,470     (17,231)      (22,500)
  (Increase) decrease in cash
    posted as security
    for judgment                              182,687      (5,599)
  Acquisition of property
    and equipment                  (2,945)     (4,887)                 (546,981)
  Additions to patents
    and technology                (64,828)    (12,456)    (15,941)   (1,375,330)
                                ---------   ---------    --------   -----------
Net cash provided by (used in)
investing activities:             (20,068)    221,927     (21,479)   (1,875,122)
                                ---------   ---------    ---------  -----------
Cash flows from financing
activities:
  Issuance of stock               770,806      65,744     639,125    15,878,461
  Issuance of convertible debt                                        2,287,500
  Indemnification by officer                               15,000        15,000
  Repayment of convertible debt                                         (92,500)
  Stock and debt issuance costs                           (12,192)   (2,038,916)
  Distribution to stockholders                                          (18,772)
  Reduction of technology
    purchase obligations                                               (797,500)
  Proceeds from borrowings                                            1,592,748
  Reduction of borrowings                                  (9,898)   (1,608,569)
                                ---------   --------     --------   -----------
Net cash provided by
financing activities:             770,806     65,744      632,035    15,217,452
                                ---------   --------     --------   -----------
Increase (decrease) in cash:      265,843   (166,400)     210,087       355,582

Cash at beginning of period:       89,739    256,139       46,052
                                ---------   --------     --------   -----------
Cash at end of period:          $355,582    $ 89,739    $ 256,139   $   355,582
                                =========   ========    =========   ===========

    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Sonex Research, Inc. has developed a proprietary technology, known as the Sonex Combustion System (SCS), which controls the combustion of fuel in engines. The Company expects to license several applications of its technology and commercially exploit other applications itself. Related revenue earned to date has been derived principally from development contracts, but such revenue historically has offset only a small portion of the related development expenditures. Accordingly, Sonex Research, Inc. is classified as a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of financial statements
------------------------------------

Certain reclassifications have been made to the financial statements of prior years to conform to the classifications used in 1997. The financial statements include the accounts of the Company and, until its disposition in October 1995 as described in Note 4, SonoChem, Inc. All intercompany balances have been eliminated in consolidation.


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


Marketable  securities
----------------------

Securities held by the Company are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115; accordingly, unrealized gains and losses with respect to such securities are reported as a separate component of stockholders' equity. Realized gains and losses are reported in the Company's statement of operations.


Patents  and  technology
------------------------

The costs associated with the filing of patent applications are deferred. Amortization is recorded on a straight-line basis over the remaining legal life of patents, commencing in the year in which the patent is granted. Costs related to patent applications which ultimately fail to result in the grant of a patent, either through rejection by patent authorities or through abandonment by the Company, are charged to operations at the time such determination is made.


Property and equipment
----------------------

Property and equipment is stated at cost or, in the case of leased equipment under capital leases, at the present value of future lease payments, less accumulated depreciation. Major renewals and betterments are capitalized and ordinary repair and maintenance expenditures are charged to operations in the year incurred. Depreciation is computed using the straight line method. Equipment and vehicles are depreciated over three to seven years, while leasehold improvements are depreciated over the shorter of the useful life or the remaining term of the related lease.


Revenue  recognition
--------------------

Revenue derived from development contracts is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Commercial development contracts are executed in situations in which a manufacturer is willing to provide funding to partially offset the

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Development contracts are also executed for funding supplied by a United States Government (the "Government") agency for proof-of-concept demonstration programs, although in such instances the Company seeks contract awards in which revenue is expected to equal or exceed related costs.

Generally, commercial development contracts require the Company to demonstrate that the manufacturer's engine, when modified with the Company's technology, can meet certain emissions reduction and performance goals specified in the contract. In addition, these contracts sometimes provide that payment of part of the contract amount will be made only if the Company meets the specified goals. The Company is not required to repay any funds received in connection with its development contracts. To date, commercial development contract revenue earned by the Company has offset only a small percentage of total research and development expenditures.

In 1997 the Company, for the first time, entered into contracts with the Government which require a performance period of several months and, in one instance, required the Company to serve as prime contractor with a substantial portion of the related project being assigned to a subcontractor. Revenue and costs for these fixed-price Government contracts, which contracts require the Company to provide stipulated services for a fixed price, have been recognized using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Subcontract revenue and costs, along with the associated receivables and accrued liabilities, are reflected in the Company's financial statements because the Company is contractually responsible for the ultimate acceptability of the project by the Government.


Stock-based  compensation
-------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123.


Net loss per  share
-------------------

Net loss per share is computed based upon the weighted average number of common shares outstanding during the year. Potentially dilutive securities, which include convertible preferred stock, stock options and warrants, would serve to reduce the loss per share.


Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.


NOTE 3 - LIQUIDITY AND ABILITY TO EMERGE FROM THE DEVELOPMENT STAGE

Substantial progress toward commercialization of the SCS has been made under joint development programs with manufacturers, and negotiations for production piston development programs and licensing agreements are currently in progress. Until such time, however, as licensing agreements are executed with one or more major piston suppliers or engine manufacturers, substantial doubt remains about the Company's ability to emerge from the development stage, commence generation of significant revenues and ultimately achieve profitable operations.

Management recognizes that the Company's current level of available funds and revenue from current and future development contracts may not provide sufficient operating capital to fund operations until such time as a stream of royalty revenue is realized from the licensing of the SCS. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by its officers of significant portions of their salaries. In the event that the realization of significant revenue from the licensing of the SCS is further delayed, the Company may need to raise additional capital to fund its development stage activities.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


NOTE 4 - MARKETABLE SECURITIES

In October 1995 the Company's former inactive, consolidated subsidiary, SonoChem, Inc., effected a 1:10 reverse split of all of its outstanding shares of common stock, and was merged with and into a privately held Virginia medical transcription services company. The name of the surviving corporation was changed to Digital Dictation, Inc. ("Digital") and the officers and directors of the privately held company, two of whom are directors of the Company and general partners of its largest shareholder, Proactive (see Note 8), became the directors and officers of Digital. A total of 5% of the issued and outstanding shares of Digital, including the 125,133 shares received by the Company pursuant to this merger, began public trading in the over-the-counter market in April 1996.

At the time of this exchange in October 1995, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the 1995 financial statements with respect to this transaction. Since public trading began in April 1996 and a readily determinable fair value for the Digital stock became available, the investment is now accounted for in accordance with SFAS No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the 78,133 shares held as of December 31, 1997 is recorded in the accompanying financial statements at its aggregate fair value of $117,200. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis, is reported as a separate component of stockholders' equity. Subsequent changes in the aggregate market value of this investment will be similarly recorded. During 1997 and 1996 the Company sold 20,000 and 27,000 shares, respectively, of its Digital stock and realized aggregate net proceeds of $38,299 and $30,113, respectively.


NOTE 5 - LOANS TO OFFICERS AND EMPLOYEES

Loans to officers and employees represent the remaining balance of amounts advanced in prior years for the payment of income tax liabilities incurred by these individuals upon their receipt of compensation in the form of shares of the Company's common stock. The loans, which are non-interest bearing, are secured by deferred salaries payable to each of the borrowers, and become due on December 31, 1998.


NOTE 6 - PATENTS AND TECHNOLOGY

The capitalized costs of patents and technology consists of the following:

                                                      December 31,
                                                   ------------------
                                                   1997          1996
                                                   ----          ----
    Patent application fees and
      related legal costs                        $282,527      $249,093
    Computer models and simulations                             237,164
                                                 --------      --------
                                                  282,527       486,257

    Accumulated amortization                      (50,785)     (246,949)
                                                 --------      --------

                                                 $231,742      $239,308
                                                 ========      ========

Following an extensive evaluation in 1994 of the factors affecting the economic value of all of the Company's proprietary technology, the carrying values of certain technology developed internally, othertechnology acquired from a third party, and related technology purchase obligations, were reduced to their estimated recoverable amounts. Related charges to operations in the accompanying financial statements aggregated $739,036 in 1994 and $80,000 in 1995.

The Company continues to conduct its own research and development activities which have resulted in additional proprietary technology and patents. Development of commercial applications of certain elements of the SCS has commenced and management believes the capitalized cost of patents and technology will be recovered through revenue derived from the licensing of such technology. Management closely monitors the patent application process and other factors which may affect the economic value of the Company's technology, and will further reduce the capitalized cost of patents and technology should the recovery of such cost no longer be sustainable.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      December 31,
                                                   ------------------
                                                   1997          1996
                                                   ----          ----

    Shop equipment                               $383,380      $394,182
    Vehicles                                       11,053        11,053
    Office equipment                               20,946        24,806
                                                 --------      --------
                                                  415,379       430,041

    Accumulated depreciation                     (398,173)     (402,033)
                                                 --------      --------

                                                 $17,206       $ 28,008
                                                 ========      ========


NOTE 8 - ACCRUED COMPENSATION

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

As a condition of the Company's receiving an indispensable capital infusion in February 1992, the investors, Proactive Partners, L.P. and certain of its affiliates ("Proactive") who became the largest beneficial owner of the Company's common stock by virtue of the purchase of convertible preferred stock and common stock purchase warrants, required that the voluntary deferral of salaries be documented formally. Accordingly, all employees executed an agreement referred to as the "Consent to Deferral" in which they consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. The conditions of the Consent to Deferral that would allow repayment of deferred salaries have yet to occur. As of December 31, 1997, an aggregate of $648,292 of wages so deferred remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.


NOTE 9 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1997, the Company had net operating loss carryforwards of approximately $16.8 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. The Company's net operating loss carryforwards expire at various dates from 1998 through 2012, as follows:


    Expiring in 1998                         $   658,000
    Expiring in 1999                             900,000
    Expiring in 2000                           1,105,000
    Expiring in 2001                           1,749,000
    Expiring in 2002                           1,838,000
    Expiring in 2003 - 2012                   10,526,000
                                             -----------

                                             $16,776,000
                                             ===========

The difference between the net operating loss carryforwards described above and the accumulated deficit reported in these financial statements results principally from (1) temporary differences for income tax and financial reporting purposes relating to the amounts and timing of deductibility of deferred salaries and compensation related to the grant of stock options, and the differences in the accounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and (2) permanent differences principally due to the non-deductibility for income tax purposes of a significant charge to operations for debt conversion expense in

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



1988 and the non-deductibility of compensation related to the exercise of stock options recorded previously in the Company's accounts. The Company's sales of some of its Digital shares in 1996 and 1997 have also generated capital loss carryforwards for income tax purposes of approximately $335,000. Capital loss carryforwards, which expire after five years, may only be used to offset future capital gains.

The potential income tax benefit of these loss carryforwards and temporary differences of approximately $6.5 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date.


NOTE 10 - CAPITAL STOCK

Authorized capital stock
------------------------

Authorized capital stock The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of December 31, 1997, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placements of common equity
-----------------------------------

In June 1995 the Company received an investment of $200,000 from Proactive, the largest beneficial owner of the Company's common stock, in consideration for which Proactive received 800,000 shares of common stock, five-year warrants to purchase 400,000 shares of common stock at $.375 per share, and five-year warrants to purchase 400,000 shares of common stock at $.50 per share. The Company also accepted additional investments, on the same terms as the Proactive investment, aggregating $55,000 from a limited number of other shareholders who qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Securities Act of 1933 (the "Act"). The Company also paid accrued bonus compensation aggregating $42,500 due to its officers and employees through the issuance of common stock and warrants on the same terms as the Proactive investment. In total, these employees received 170,000 shares of common stock, $.375 warrants to purchase 85,000 shares, and $.50 warrants to purchase 85,000 shares.

In connection with a private financing in December 1995, the Company received investments aggregating $340,000, in units of $10,000, from several shareholders who qualified as accredited investors. Each $10,000 Unit consisted of 10,000 shares of the Company's common stock and five-year warrants to purchase an additional 10,000 shares of common stock at $1.25 per share (the "$1.25 Warrants").

In February 1997 the Company notified the holders of all of its outstanding warrants to purchase shares of its common stock of proposed amendments to such warrants, offered because the Company was unable to complete a planned registration during 1996 of the common stock issuable upon the exercise of the warrants. The warrants, all of which had original expiration dates five years from the respective acquisition date, were issued in private financings that took place in February 1992 and June 1994, and in the June 1995 and December 1995 private financings described above. The proposed amendments included, in various combinations, extensions of the expiration dates, reductions in the exercise prices, reductions in the number of warrants, provisions for cashless exercise, and provisions for "piggy-back" registration rights.

The amendments proposed for the warrants issued in February 1992 (the "February 1992 Warrants") were also offered in connection with a $250,000 equity investment proposal from Proactive accepted by the Board of Directors in February 1997. In exchange for this cash investment, Proactive received 333,333 shares of common stock and five-year warrants to purchase 166,666 shares of common stock at an exercise price of $.75 per share, along with a number of amendments to the February 1992 Warrants issued by the Company to Proactive and other investors in connection with the sale of $2 million of convertible preferred stock in February 1992 (the "Preferred Stock Investment"). One other participant in the Preferred Stock Investment also received the amendments to

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


the February 1992 Warrants in exchange for his cash investment of $1,639, pursuant to which he also received 2,186 shares of common stock and five-year warrants to purchase 1,093 shares of common stock at an exercise price of $.75 per share.

In March 1997 the Company completed a private financing in which it raised $330,000 from a small number of the Company's shareholders who participated in previous private financings of the Company and who qualified as accredited investors. A total of 440,000 shares of the Company's common stock and five-year warrants to purchase an additional 220,000 shares of common stock at $.75 per share were issued in this financing.

The offer and sale of a total of 775,519 shares of common stock and five-year warrants to purchase a total of 387,759 shares of common stock in connection with the February 1997 and March 1997 financings described above satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

No separate value has been reflected in the financial statements for the warrants issued in the above transactions based on management's belief that the separate fair value of such warrants is not significant.


Stock options
-------------

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of five million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through December 2007.

Between January 1, 1995 and December 31, 1997, the Company had the following activity in options to purchase shares of common stock:


                                                Weighted               Weighted
                                                 average                average
                                                exercise  # of shares  exercise
                                   # of shares    price   exercisable    price
                                   -----------  -------   -----------  --------

Unexercised at January 1, 1995      2,504,222     $.64     2,270,067     $.64
                                                           =========     ====
    Granted                         1,611,000      .52
    Exercised                         (88,250)     .50
    Lapsed or canceled
                                   -----------  -------

Unexercised at December 31, 1995    4,026,972      .51     2,807,372     $.52
                                                           =========     ====
    Granted                           123,000      .80
    Exercised                        (131,488)     .50
    Lapsed or canceled                (45,000)     .50
                                   -----------  -------

Unexercised at December 31, 1996    3,973,484     $.51     3,195,734     $.53
                                                           =========     ====
    Granted                           147,000      .56
    Exercised                        (369,834)     .51
    Lapsed or canceled               (152,934)     .50
                                   -----------  -------

Unexercised at December 31, 1997    3,597,716     $.52     3,277,966     $.52
                                    =========     ====     =========     ====


During 1997 the number of members of the Company's Board of Directors was reduced from nine to five, and one of the remaining directors was also named president of the Company. As a result of the resignation of several directors, unvested options for the purchase of 150,000 shares of common stock lapsed. Also, in order to induce the new president to take that position, Proactive, the Company's principal shareholder, granted him a ten-year option to purchase 714,286 shares of common stock owned by Proactive at an exercise price of $.35 per share. This option becomes exercisable at the rate of 20% per year beginning with the date of grant.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


The Company applies APB Opinion No. 25 in accounting for stock option compensation; however, SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994. Accordingly, the Company has estimated the grant date fair value of each option using the Black-Sholes option pricing model with the following weighted average assumptions: volatility factor of 112% in 1997 and 124% in 1996 and 1995, risk-free interest rate of 6%, zero dividend yield, and expected terms of ten years for options granted to employees, officers and directors and three years for options granted to consultants. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of each option.

Had compensation cost for the Company's stock option plan been determined consistent with the method of SFAS No. 123 using the weighted average fair value of options granted during the year as indicated below, the Company's net loss and net loss per share for each year on a pro forma basis would have been as follows:

                                            1997       1996        1995
                                          --------   --------   ----------

  Weighted average fair value per share       $.70       $.96         $.47

  Net loss - as reported                  $529,996   $672,475     $825,191
  Net loss - pro forma                    $876,273   $910,840   $1,095,611

  Net loss per share - as reported            $.03       $.04         $.06
  Net loss per share - pro forma              $.05       $.06         $.08


The Black-Sholes and other option pricing models were developed for use in estimating the fair value of traded options as opposed to the type of compensatory options granted by the Company. It also requires the input of highly subjective assumptions, such as the expected stock price volatility, changes in which can materially affect the fair value estimate. As a result, the amounts calculated using the Black Sholes option pricing model may not necessarily provide a reliable single measure of fair value of options granted by the Company. In addition, these pro forma disclosures are not representative of the effects on reported net loss and net loss per share for future years due to the effects of vesting.


Common stock reserved for future issuance:
-----------------------------------------

As of December 31, 1997, a total of 15,036,772 shares of common stock were reserved by the Company for issuance for the following purposes:

                         Purpose                                   # of shares
              -----------------------------                        -----------
Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000              571,428
 Exercisable at $.375 per share, expiring in June 2000                 595,000
 Exercisable at $.50 per share, expiring in June 2000                  595,000
 Exercisable at $.75 per share, expiring on various dates from
   June 1999 through March 2002                                      4,874,509
                                                                   -----------
                                                                     6,635,937
Currently exercisable options:
 Exercisable at $.50 per share                                       3,054,466
 Exercisable at $.75 per share                                         173,500
 Exercisable at $1.00 per share                                         50,000
                                                                   -----------
                                                                     3,277,966
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                         297,250
 Exercisable at $.75 per share                                          22,500
                                                                   -----------
                                                                       319,750

Options available under plan for future grants                         403,116

Conversion of preferred stock                                        4,400,003
                                                                   -----------

   Total shares reserved                                            15,036,772

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



NOTE 11 - COMMITMENTS

The Company occupies its office and laboratory facility on a month-to-month basis under the terms of an operating lease agreement that expired in April 1994 and was subsequently extended twice, most recently through November 1997. No new long-term lease has been negotiated since this last extension expired, and the Company once again is occupying the premises on a month-to-month basis under the terms of the previous lease, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease provides for monthly rent of $3,500, and requires the Company to pay all property related expenses. Gross rent charges aggregated $42,000, $52,000 and $54,000 in 1997, 1996 and 1995, respectively, while the Company also earned sublease income of $750 in 1997 and $2,400 in 1996. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.



              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 1997, the Company informed Price Waterhouse LLP, independent accountants for Sonex since 1985, that it had been dismissed as independent accountants for the year ended December 31, 1997. The Company's Board of Directors made the decision to change independent accountants.

In  connection  with its audits  for each of the two years in the  period  ended
December 31, 1996, and through October 31, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

The reports of Price Waterhouse LLP on the financial statements of the Company for the past two fiscal years, presented on page 16 of this Form 10-KSB, contain no adverse opinion or disclaimer of opinion and are not qualified or modified as to audit scope or accounting principle; however, such reports are modified by the inclusion of an explanatory paragraph indicating that there is substantial doubt about the Company's ability to continue as a going concern.

The Company's Board of Directors made the decision to engage C. L. Stewart & Company as new independent accountants as of October 31, 1997. During the two most recent fiscal years and through October 31, 1997, the Company had not consulted with C. L. Stewart & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that C.L. Stewart & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has had no disagreements with its current  independent  accountants,
C. L. Stewart & Company, on any matter of accounting principles or practices or financial statement disclosure. C. L. Stewart & Company has been the Company's independent accountants since October 31, 1997.



            ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The Company's Board of Directors is divided into two categories: "Common Stock" directors elected by the holders of Common Stock; and "Preferred Stock" directors elected by the holders of Preferred Stock. These two categories of directors are further divided into three classes as nearly equal in number as possible, with the term of one of the three classes of directors expiring at each annual meeting of shareholders. The members of each class of directors are to hold office for terms of three years until their successors have been elected and qualified. The holders of the Preferred Stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


The Company's By-laws state that the Board of Directors shall consist of not fewer than three directors, with the total number of directors to be set by the Board by resolution. Following the resignation of three Preferred Stock directors and one Common Stock director in 1997, the total number of directors is now five, two of whom are Preferred Stock directors and three of whom are Common Stock directors.

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

                                Term as
                                director
           Name             Age expires           Position
     ----------------       --- -------      -------------------

Preferred Stock Directors:

 Mr. Charles C. McGettigan   53   1999  Director
 Mr. Myron A. Wick, III      54   1999  Chairman of the Board

Common Stock Directors:

 Mr. Nuno Brandolini         44   2000  Vice Chairman of the Board
 Mr. Lawrence H. Hyde        73   1999  President and Director
 Dr. Andrew A. Pouring       66   1998  Chief Executive Officer, Chief Scientist
                                          and Vice Chairman of the Board
Other Executive Officers:

 Mr. George E. Ponticas      38         Vice President - Finance, Secretary,
                                          Treasurer and Chief Financial Officer


Background of Directors and Executive Officers
----------------------------------------------

Mr. Charles C. McGettigan has been a director of the Company since February 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988 he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of Cuisine Solutions, Inc., Digital Dictation, Inc., I-Flow Corporation, Modtech, Inc., PMR Corporation, Tanknology - NDE Corporation,
WrayTech Instruments, Inc., and Onsite Energy, Inc., of which he is the Chairman. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from The Wharton School of the University of Pennsylvania.


Mr. Myron A. ("Mike") Wick, III, has been a director of the Company since November 1991 and was elected Chairman of the Board of Directors in June 1993. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. He currently serves on the Boards of Directors of Children's Discovery Centers of America, Inc., Digital Dictation, Inc., Modtech, Inc., Tanknology - NDE Corporation, and WrayTech Instruments, Inc., of which he is the Chairman. Mr. Wick received a B.A. degree from Yale University and an MBA from the Harvard Business School.

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

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


Mr. Lawrence H. Hyde has been a director of the Company since September 1986, serving as Chairman of the Board from June 1987 to June 1993, and was appointed President of the Company in October 1997. Mr. Hyde was a director of Harris Graphics Corp. from 1983 to 1986, where during 1985 and 1986 he also served as its Chairman of the Board and Chief Executive Officer. He was President and Chief Executive Officer of AM General Company from 1979 to 1985. He joined American Motors in 1974 and remained until 1983. At various times he had corporate wide responsibility for engineering, international and marketing; his last position was Executive Vice President responsible for International and Engineering. He is a director of Whatman plc and a trustee of the American University in Cairo, where he is also chairman of the University Educational Investment Fund. Mr. Hyde is a graduate of Harvard College and Harvard Business School.

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

Mr. George E. Ponticas has been Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of the Company since September 1991. From May 1987 through August 1991, he served as the Company's Controller and Assistant Secretary. From August 1981 through April 1987, Mr. Ponticas was a member of the auditing staff of Price Waterhouse in Baltimore, Maryland, attaining the position of audit manager in 1986. At Price Waterhouse, he worked on the audits of a number of public and private companies, with an emphasis on small businesses. Mr. Ponticas is a Certified Public Accountant, and is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants. He received his B.S. in Accounting from Loyola College in Maryland.


                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its chief executive officer; no other executive officer earned annual compensation during the most recently completed year in excess of $100,000 (together referred to as the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                        Annual compensation
                                 --------------------------------
                                          Salary                      Long-term
                                 --------------------               compensation
     Name and Position    Year   Cash paid   Deferred      Bonus    # of options
     -----------------    ----   ---------   --------    --------   ------------

Dr. Andrew A. Pouring     1997   $ 72,000    $ 48,000                  35,000
 CEO & Chief Scientist    1996     60,798      40,531    $ 10,000      25,000
                          1995     60,798      40,531

In order to help conserve the Company's limited cash resources, all of the Company employees, at the request of the Board of Directors, for several years have been voluntarily deferring receipt of payment of significant portions of their authorized salaries. In February 1992 as a condition of the Company's receiving an indispensable capital infusion, this voluntary deferral of salaries was documented formally through an agreement known as the "Consent to Deferral" executed by all salaried employees. Under this agreement, each of the signers consented to the past and future deferral of portions of their annual salaries, and agreed to defer payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. The conditions of the Consent to Deferral that would allow repayment of deferred salaries have yet to occur. As of December 31, 1997, an aggregate of $648,292 in deferred salaries is owed to current and former employees.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


In an effort to avoid long-term financial commitments, the Company does not have employment agreements with any of its personnel. The salaries of executive officers are set by the Board of directors on an annual basis. For the past several years Dr. Pouring has been deferring 40% of his annual salary. As of December 31, 1997, the amount of deferred salary owed to Dr. Pouring was $250,981. His authorized annual salary was increased in 1997 for the first time since 1989.

With the exception of the granting of stock options, the Company does not pay its Named Executives any bonuses or any type of long-term compensation in the form of restricted stock awards, stock appreciation rights (SARs) or other form of long-term incentive plan payments.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                    Individual Grants
             -------------------------------------------------------------------
             Number of    % of total
            securities      options
            underlying    granted to
              options    employees in    Exercise     Market        Expiration
 Name         granted     fiscal year      price       price           date
 ----         -------     -----------      -----       -----       -------------

Pouring        35,000          33%          $.50       $.75        Dec. 14, 2007



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of securities    Value of unexercised
                                   underlying unexercised       in-the-money
                                      options/SARs at         options/SARs at
                                     December 31, 1997       December 31, 1997
          # of shares
          acquired on     Value         Exercisable/             Exercisable/
  Name     exercise     realized        unexercised             unexercised
--------  -----------   --------   ----------------------   -------------------

Pouring        -            -         146,316/185,066         $79,178/$97,850

With the exception of options to purchase 25,000 shares held by Dr. Pouring that are exercisable at $.75 per share, all options held by the Named Executives are exercisable at $.50 per share, which price was below the December 31, 1997 market price of the Company's publicly traded common stock of $1.0625 per share.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following tables set forth as of March 31, 1998 information relating to beneficial ownership by directors of the Company, directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than five percent of the currently issued and outstanding common stock of the Company. The term "shares beneficially owned" encompasses those shares which the reporting person currently owns or has the right to acquire within sixty days through the exercise of currently exercisable options and warrants or through the conversion of preferred stock. Shares which the reporting person has the right to acquire are not deemed to be outstanding for computing the percentage of beneficial ownership of any other person. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


                           Total Beneficial Ownership
                           --------------------------

                              Common     Rights to    Total shares
                              shares      acquire     beneficially     Percent
 Name and address (1)         owned       shares         owned        of class
 --------------------       ---------    ---------     ---------      --------

Nuno Brandolini               111,726      330,150        441,876         2.5
Lawrence H. Hyde              394,986      606,857      1,001,843         5.6
Charles C. McGettigan       1,570,211    5,842,794      7,413,005  (3)   31.6
Andrew A. Pouring             688,239      146,316        834,555         4.7
Myron A. Wick, III          1,570,211    5,842,794      7,413,005  (3)   31.6

All directors & officers
 as a group (6 persons)     2,906,424    7,134,868     10,041,292        40.7

Herbert J. Mitschele, Jr.
  Far Hills, NJ               946,755      105,715      1,052,470         6.0

Proactive , et.al. (2)
  San Francisco, CA         2,919,157    9,736,003     12,655,160        46.1

-----------------------------
(1) The business address for each director and named executive officer is 23 Hudson Street, Annapolis, Maryland, 21401.
(2) Includes shares beneficially owned directly and indirectly by Proactive Partners, L.P. and several affiliated entities and individuals ("Proactive et.al."), as reported in a Form 13D filing with the Securities and Exchange Commission.
(3) Includes 7,199,005 shares beneficially owned by Proactive et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive et.al. Both individuals exercise shared voting and investment power with respect to such shares.



                           Rights to Acquire Shares
                           ------------------------
                                                                         Total
                                      Exercisable            Preferred rights to
                         Exercisable    (put)/   Exercisable   stock    acquire
        Name               options     call (2)    warrants  converted  shares
--------------------      ----------  ---------   ---------  --------- ---------

Nuno Brandolini              330,150                                     330,150
Lawrence H. Hyde             464,000   142,857                           606,857
Charles C. McGettigan (1)    214,000   (71,429)  3,414,510  2,285,713  5,842,794
Andrew A. Pouring            146,316                                     146,316
Myron A. Wick, III (1)       214,000   (71,429)  3,414,510  2,285,713  5,842,794

All directors & officers
 as a group (6 persons)    1,477,216    71,429   3,514,510  2,285,713  7,134,868

Herbert J. Mitschele, Jr.                           62,858     42,857    105,715

Proactive , et.al. (2)
  San Francisco, CA                   (142,857)  5,521,719  4,357,141  9,736,003

---------------------------

(1) Includes 5,628,794 shares beneficially owned by Proactive, et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive, et.al. Both individuals exercise shared voting and investment power with respect to such shares.
(2) Represents the currently exercisable portion of a ten-year option granted by Proactive, et.al. to Mr. Hyde to purchase 714,286 shares of common stock presently owned by Proactive, et.al. at an exercise price of $.35 per share. This option becomes exercisable at the rate of 20% per year beginning with the December 15, 1997 date of grant. Because this agreement relates to shares which are already outstanding, the exercise of such rights will not result in an increase in the total number of the Company's outstanding shares for purposes of computing the percentage of beneficial ownership of each reporting person. Mr. McGettigan and Mr. Wick each has indirect beneficial ownership in 50% of the shares subject to this agreement.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



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

  23.a    Consent of C.L. Stewart & Company

  23.b    Consent of Price Waterhouse LLP

  24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

  27      Financial Data Schedule


(b)   Reports on Form 8-K.

          On November 4, 1997, the Registrant filed a Current Report on Form 8-K to report a change in its independent accountants for the fiscal year ended December 31, 1997.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SONEX RESEARCH, INC.


April 9, 1998         By:           /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Principal Executive Officer

April 9, 1998         By:            /s/ George E. Ponticas
                              ----------------------------------
                              George E. Ponticas
                              Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 9, 1998                                  *
                              ----------------------------------
                              Myron A. Wick, III
                              Chairman of the Board of Directors

April 9, 1998                                  *
                              ----------------------------------
                              Nuno Brandolini
                              Vice Chairman of the Board of Directors

April 9, 1998                       /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Vice Chairman of the Board of Directors

April 9, 1998                                  *
                              ----------------------------------
                              Lawrence H. Hyde
                              President and Director

April 9, 1998                                  *
                              ----------------------------------
                              Charles C. McGettigan
                              Director

--------------------

* Executed on behalf of these persons by George E. Ponticas, a duly appointed attorney-in-fact of each such person.


      /s/ George E. Ponticas
----------------------------------
George E. Ponticas, Attorney-In-Fact


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB




                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated March 25, 1998 appearing on page 14 of this Form 10-KSB.


/s/C.L. STEWART & COMPANY

Annapolis, Maryland
April 9, 1998






                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated April 8, 1997 appearing on page 15 of this Form 10-KSB.



/s/PRICE WATERHOUSE LLP

Linthicum, Maryland
April 8, 1998