Form 10QSB
period 1998-03-31
SONEX RESEARCH INC
filed 1998-04-30
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998.




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

                                            YES   [x]       NO   [ ]



There were 17,576,406 shares of the Issuer's $.01 par value Common Stock outstanding at April 30, 1998.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of March 31, 1998 and December 31, 1997

     Statements of operations and accumulated deficit for the three-month periods ended March 31, 1998 and 1997, and for the period from April 9, 1980 (inception) through March 31, 1998

     Statements of paid-in capital for the period from January 1, 1996 through March 31, 1998

     Statements of cash flows for the three-month periods ended March 31, 1998 and 1997, and for the period from April 9, 1980 (inception) through March 31, 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,    December 31,
                           ASSETS                        1998         1997
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $    399,040  $    355,582
 Marketable securities, available-
   for-sale                                               117,200       117,200
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $12,500 in 1998 and $183,750
   in 1997                                                 39,388       210,088
 Prepaid expenses                                          31,845        36,284
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   609,973       741,654

Patents and technology, net of accumulated
  amortization of $54,385 in 1998 and
  $50,785 in 1997                                         228,240       231,742

Property and equipment, net of accumulated
  depreciation of $401,173 in 1998 and
  $398,173 in 1997                                         19,857        17,206
                                                     ------------  ------------

           Total assets                              $    858,070  $    990,602
                                                     ============  ============


     Liabilities and Stockholders' Equity

Current liabilities
 Accrued compensation                                $    701,492  $    688,292
 Accounts payable and other accrued liabilities,
   including accrued subcontract costs on uncompleted
   contracts of $111,750 in 1997                           39,700       147,220
                                                     ------------  ------------
     Total current liabilities                            741,192       835,512
                                                     ------------  ------------

Stockholders' equity (Note 10)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,576,406 in 1998 and
   17,393,906 in 1997                                     175,764       173,939
 Additional paid-in capital                            20,138,146    20,035,060
 Unrealized increase in value of
   marketable securities                                  117,200       117,200
 Deficit accumulated during development stage         (20,329,632)  (20,186,509)
                                                     ------------  ------------
   Total stockholders' equity                             116,878       155,090
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    858,070  $    990,602
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                  April 9, 1980
                                                                   (inception)
                                    Three months ended March 31,     through
                                                                    March 31,
                                        1998           1997           1998
                                    ------------   ------------   ------------

Revenue
 Development contracts              $     52,205   $     40,000   $  2,015,939
 Subcontracts                             20,772                       140,192
 Other                                                                 124,425
                                    ------------   ------------   ------------

                                          72,977         40,000      2,280,556
                                    ------------   ------------   ------------

Costs and expenses
 Research and development                128,288        118,981     12,478,504
 Cost of subcontracts                     19,220                       130,970
 General and administrative               72,598         63,748      7,586,845
 Interest                                                   286        868,094
 Write-off of patents
   and technology                                                      819,036
                                    ------------   ------------   ------------

                                         220,106        183,015     21,883,449
                                    ------------   ------------   ------------

Net loss from operations                (147,129)      (143,015)   (19,602,893)

Other income and expense
 Investment and other income               4,006          1,339        315,922
 Debt conversion expense                                            (1,112,350)
 Gain on sale of marketable
   securities                                                           69,689
                                    ------------   ------------   ------------

Net loss                                (143,123)      (141,676)   (20,329,632)


Deficit accumulated during
 development stage

 Beginning of period                 (20,186,509)   (19,656,513)
                                    ------------   ------------   ------------

 End of period                      $(20,329,632)  $(19,798,189)  $(20,329,632)
                                    ============   ============   ============




Net loss per share                          $.01           $.01
                                            ====           ====


Weighted average number of
 common shares outstanding            17,475,378     16,453,886
                                    ============   ============













    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1996        1,830,000$18,300 15,281,535$152,815 $19,078,191

January for services       1.00                       1,000      10         990
January through August -
 option exercises           .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - stock options                                             27,125
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1996      1,550,001 15,500 16,214,020 162,140  19,165,535

January through December
 option exercises           .50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through March
 option exercises           .50                     162,500   1,625      79,625
March for services          .625                     20,000     200      12,300
Compensation - stock options                                             11,161
                                --------- ------ ---------- -------  ----------

Balance, March 31, 1998         1,540,001$15,400 17,576,406$175,764 $20,138,146
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                              Three months ended      through
                                                   March 31,         March 31,
                                                1998       1997        1998
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(143,123) $(184,915) $(20,329,632)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                  3,000      3,375       682,262
   Amortization                                  3,600     15,801     1,452,602
   Write-down of patents                                                819,036
   Compensation - stock options                 11,161                  993,282
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                       12,500                1,142,842
   Gain on sale of marketable securities                                (69,689)
   (Increase)decrease in accounts receivable   170,000     50,000       (39,388)
   (Increase)decrease in prepaid expenses        4,439     (1,229)      (31,845)
   Increase (decrease)in accrued liabilities   (94,320)    23,180       653,528
                                             ---------  ---------  ------------
Net cash used in operating activities          (32,043)   (50,549)  (13,018,791)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities                         2,446,945
 (Increase) decrease in loans to employees                    101       (22,500)
 Acquisition of property                        (5,651)                (552,632)
 Additions to patents and technology               (98)   (49,075)   (1,375,428)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 investing activities                           (5,749)   (48,974)   (1,880,871)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                              81,250    654,139    15,959,711
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase
  obligations                                                          (797,500)
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                             (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                           81,250    654,139    15,298,702
                                             ---------  ---------  ------------

Increase (decrease) in cash                     43,458    554,616       399,040

Cash
 Beginning of period                           355,582     89,739
                                             ---------  ---------  ------------
 End of period                               $ 399,040  $ 644,355  $    399,040
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


Note 3 - Patents and Technology
-------------------------------

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


Note 4 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's employees, at the request of the Board of Directors, for several years have been voluntarily deferring receipt of payment of significant portions of their authorized annual salaries. From time to time, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's Common Stock. As of March 31, 1998, an aggregate of $661,492 of wages so deferred by current and former employees remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.

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


Note 5 - Income Taxes
---------------------

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

              Expiring in 1998                           $    658,000
              Expiring in 1999                                900,000
              Expiring in 2000                              1,105,000
              Expiring in 2001                              1,749,000
              Expiring in 2002                              1,838,000
              Expiring in 2003 - 2012                      10,526,000
                                                         ------------

                                                         $ 16,776,000


Note 6 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 1998, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Stock options

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

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In its complete annual financial statements presented in its Form 10-KSB, the Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994.

                        SONEX RESEARCH, INC. FORM 10-QSB



Common stock reserved for future issuance

       At March 31, 1998, a total of 14,874,273 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
                                                                  ----------
                                                                   6,635,937
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     2,914,966
 Exercisable at $.75 per share                                       173,500
 Exercisable at $1.00 per share                                       50,000
                                                                  ----------
                                                                   3,138,466
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       289,250
 Exercisable at $.75 per share                                        22,500
                                                                  ----------
                                                                     311,750

Options available under plan for future grants                       388,117

Conversion of preferred stock                                      4,400,003
                                                                  ----------

 Total shares reserved                                            14,874,273
                                                                  ==========


Note 7 - Commitments
--------------------

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

     In addition to diesel truck engine applications, the Company has successfully applied a proprietary starting system and modified engine design to the conversion of a small, lightweight, SI gasoline fueled engine to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). The advantages of this converted SI engine have been demonstrated successfully in a small, remotely controlled military Unmanned Aerial Vehicle (UAV). In January 1998 the Company delivered to the United States Marine Corps (USMC) Systems Command in Quantico, Virginia, five protoytpe UAV engines that Sonex successfully converted from gasoline to heavy fuel operation, and, in February 1998 Sonex received an order from the USMC Systems Command to convert an additional forty UAV gasoline engines to heavy fuel operation. The Company is also performing a UAV heavy fuel engine conversion under a demonstration contract awarded in October 1997 by the U.S. Naval Air Warfare Center, Aircraft Division, in Patuxent River, Maryland.

                        SONEX RESEARCH, INC. FORM 10-QSB



       As of March 31, 1998, the Company had five employees: its two executive officers and three individuals who provide engineering and technical services. Additional information on the Company's business, its technology, and its management can be found in the Company's 1997 Annual Report on Form 10-KSB.


Financial position
------------------

       Since its inception in 1980, the Company has generated cumulative net losses in excess of $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.

       As of March 31, 1998, the Company had available cash and equivalents of approximately $399,000 and marketable securities valued at approximately $117,200. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

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


Results of operations
---------------------

       A net loss from operations of $143,122 was recorded for the first three months of 1998, as compared to $141,676 for the corresponding period in 1997, an increase of $1,446 The increase in the loss resulted from the fact that increases of $32,977 in revenue and $2,668 in investment income were not sufficient to completely offset the increase in total expenses of $37,091.

Revenue:

                                     Development               Sub-
                                      contracts              contracts

                      1998            $ 52,205               $ 20,772
                      1997            $ 40,000                   -

Development contract revenue and revenue from subcontracts consisted of the following amounts:

 o $39,507 in 1998 pursuant to the continuing contract with the U.S. Naval Air Warfare Center to convert a gasoline fueled UAV engine to use heavy fuels;
 o $7,698 in 1998 pursuant to the contract with the USMC completed in the first quarter to convert a gasoline fueled small UAV engine to use heavy fuels and, through a subcontract for which related revenue of $13,272 has been recorded in 1998, to upgrade the electronics in the UAV;
 o $5,000 in 1998 pursuant to the recently executed contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation, as well as related subcontract revenue of $7,500 for outside machining services;
 o $40,000 in 1997 under a demonstration program begun in 1996 to apply the SCS to a truck diesel engine for a major international OEM.


Research and development (R&D) expenses:

       R&D expenses for the first three months of the year increased by $9,307, or 8%, from $118,980 in 1997 to $128,287 in 1998, as increases in personnel costs of $15,205, software engineering fees of $5,000, and project parts and supplies of $4,267 were offset in part by a decrease in patent maintenance fees and amortization of the capitalized costs of patents and technology of $13,288 and a net decrease in other expense categories of $1,877.

       The increase in the largest expense category, personnel costs, from $71,217 in 1997 to $86,422 in 1998 relates almost entirely to the compensation and expenses of a consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. Until recently, this individual was compensated primarily in the form of restricted stock or stock options for services

                        SONEX RESEARCH, INC. FORM 10-QSB



performed in Europe. In the fourth quarter of 1997, a new agreement was executed whereby for time spent in Annapolis he receives cash compensation, a portion of which is deferred, and for services performed in Europe he is paid in the form of restricted stock. For the first quarter of 1998, this individual received restricted stock valued at $12,500 for services performed in Europe prior to his arriving in Annapolis at the end of March 1998, and was reimbursed for travel and other expenses of $2,838. There were no such charges in the first quarter of 1997.


Cost of sub-contracts:

       The Company's demonstration contract with the USMC to convert a gasoline fueled UAV engine to use heavy fuels also included a subcontract to another vendor for the upgrade of the electronics in the UAV. "Cost of subcontracts" in 1998 includes $12,420 in connection with this work, as well as $6,800 for outside machining services pursuant to the new contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation. There were no such charges in the first quarter of 1997.


General and administrative (G&A) expenses:

       G&A expenses for the first three months of the year increased by $8,850, or 14%, from $63,748 in 1997 to $72,598 in 1998, as a result of an increase in personnel costs of $13,970, from $28,013 in 1997 to $41,983 in 1998, that was partially offset by a net decrease in other G&A expenses of $5,120. The majority of the increase in personnel costs resulted from the recording of $11,161 in 1998 for compensation cost for the current vesting of stock options granted in the fourth quarter of 1997 by the Company's principal shareholder to the new president of the Company.




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


April 30, 1998