Form 10QSB
period 1998-06-30
SONEX RESEARCH INC
filed 1998-08-14
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998.




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

                                            YES   [x]       NO   [ ]



There were 17,594,355 shares of the Issuer's $.01 par value Common Stock outstanding at July 31, 1998.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of June 30, 1998 and December 31, 1997

     Statements of operations and accumulated deficit for the three- and six- month periods ended June 30, 1998 and 1997, and for the period from April 9, 1980 (inception) through June 30, 1998

     Statements of paid-in capital for the period from January 1, 1996 through June 30, 1998

     Statements of cash flows for the six-month periods ended June 30, 1998 and 1997, and for the period from April 9, 1980 (inception) through June 30, 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,    December 31,
                           ASSETS                        1998         1997
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $    265,608  $    355,582
 Marketable securities, available-
   for-sale                                               204,500       117,200
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $183,750 in 1997                          133,396       210,088
 Prepaid expenses                                          26,134        36,284
 Loans to officers and employees                           26,124        22,500
                                                     ------------  ------------
   Total current assets                                   655,762       741,654

Patents and technology, net of accumulated
  amortization of $57,985 in 1998 and
  $50,785 in 1997                                         234,726       231,742

Property and equipment, net of accumulated
  depreciation of $404,173 in 1998 and
  $398,173 in 1997                                         20,634        17,206
                                                     ------------  ------------

           Total assets                              $    911,122  $    990,602
                                                     ============  ============


     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and other accrued liabilities,
   including accrued subcontract costs on
   uncompleted contracts of $111,750 in 1997         $     47,085  $    147,220
 Accrued compensation                                     721,969       688,292

                                                     ------------  ------------
     Total current liabilities                            769,054       835,512
                                                     ------------  ------------

Stockholders' equity
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,594,355 in 1998 and
   17,393,906 in 1997                                     175,944       173,939
 Additional paid-in capital                            20,160,089    20,035,060
 Unrealized increase in value of
   marketable securities                                  204,500       117,200
 Deficit accumulated during development stage         (20,413,865)  (20,186,509)
                                                     ------------  ------------
   Total stockholders' equity                             142,068       155,090
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    911,122  $    990,602
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                   April 9, 1980
                                                                     (inception)
                        Three months ended      Six months ended       through
                              June 30,              June 30,           June 30,
                         1998        1997       1998         1997        1998
                      ----------  ----------  ----------  ----------  ----------

Revenue
 Development contracts $ 114,165  $  104,375  $  166,370  $  144,375  $2,130,104
 Subcontracts             29,900                  50,672                 170,092
 Other                                                                   124,425
                      ----------  ----------  ----------  ----------  ----------

                         144,065     104,375     217,042     144,375   2,424,621
                      ----------  ----------  ----------  ----------  ----------

Costs and expenses
 Research & develop.  $  159,837  $  130,986  $  288,125     249,967  12,638,341
 Cost of subcontracts     28,400                  47,620                 159,370
 General & administ.      75,793      78,820     148,391     142,568   7,662,638
 Interest                                286                     572     868,094
 Write-off of patents                                                    819,036
                      ----------  ----------  ----------  ----------  ----------
                         264,030     210,092     484,136     393,107  22,147,479
                      ----------  ----------  ----------  ----------  ----------

Net loss from
 operations              119,965     105,717     267,094     248,732  19,722,858

Other (income)/expense
 Investment income        (3,866)     (7,759)     (7,872)     (9,098)  (319,788)
 Debt issuance and
  conversion expense                                                   1,112,350
 Gain on sale of marketable
  securities             (31,866)     (8,121)    (31,866)     (8,121)  (101,555)
                      ----------  ----------  ----------  ----------  ----------

Net loss                  84,233      89,837     227,356     231,513  20,413,865

Accumulated deficit

 Beginning            20,329,632  19,798,189  20,186,509  19,656,513
                      ----------  ----------  ----------  ----------  ----------

 End                 $20,413,865 $19,888,026 $20,413,865 $19,888,026 $20,413,865
                      ==========  ==========  ==========  ==========  ==========




Net loss per share         $.005       $.005       $.013       $.014
                           =====       =====       =====       =====



Weighted average
 number of shares
 outstanding          17,581,658  17,174,825  17,528,812  16,816,347
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1996        1,830,000$18,300 15,281,535$152,815 $19,078,191

January for services       1.00                       1,000      10         990
January through August -
 option exercises           .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - stock options                                             27,125
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1996      1,550,001 15,500 16,214,020 162,140  19,165,535

January through December
 option exercises           .50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through June
 option exercises           .50                     172,500   1,725      84,525
March for services          .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
Compensation - stock options                                             22,322
                                --------- ------ ---------- -------  ----------

Balance, June 30, 1998          1,540,001$15,400 17,594,355$175,944 $20,160,089
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                              Six months ended        through
                                                   June 30,          June 30,
                                                1998       1997        1998
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(227,356) $(231,513) $(20,413,865)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                  6,000      6,750       685,262
   Amortization of patents and technology        7,200     32,978     1,456,202
   Write-down of patents and technology                                 819,036
   Compensation - stock options                 22,322      1,500     1,004,443
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                       18,462                1,148,804
   Gain on sale of marketable securities       (31,866)    (8,121)     (101,555)
   (Increase)decrease in accounts receivable    76,692     50,000      (133,396)
   (Increase)decrease in prepaid expenses       10,150     (7,188)      (26,134)
   Increase (decrease)in accrued liabilities   (66,458)   (65,443)      681,390
                                             ---------  ---------  ------------
Net cash used in operating activities         (184,854)  (221,037)  (13,171,602)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities   31,866      8,121     2,478,811
 (Increase) decrease in loans to employees      (3,624)       933       (26,124)
 Acquisition of property                        (9,428)                (556,409)
 Additions to patents and technology           (10,184)   (57,113)   (1,385,514)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 investing activities                           (8,630)   (48,059)   (1,866,492)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                              86,250    696,139    15,964,711
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase
  obligations                                                          (797,500)
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                             (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                           86,250    696,139    15,303,702
                                             ---------  ---------  ------------

Increase (decrease) in cash                    (89,974)   427,043       265,608

Cash
 Beginning of period                           355,582     89,739
                                             ---------  ---------  ------------
 End of period                               $ 265,608  $ 516,782  $    265,608
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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


Note 4 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries when requested by the Board of Directors to do so. From time to time, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's Common Stock. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees. As of June 30, 1998, an aggregate of $661,492 of wages so deferred by current and former employees remained unpaid and has been recorded as accrued compensation on the Company's balance sheet.

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
                                                         ------------

                                                         $ 16,776,000


Note 6 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 1998, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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

                        SONEX RESEARCH, INC. FORM 10-QSB


Common stock reserved for future issuance

       At June 30, 1998, a total of 14,864,273 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring on various dates
  from June 1999 through March 2002                                4,874,509
                                                                  ----------
                                                                   6,635,937
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,116,466
 Exercisable at $.75 per share                                       173,500
 Exercisable at $1.00 per share                                       50,000
                                                                  ----------
                                                                   3,339,966
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                        83,750
 Exercisable at $.75 per share                                        22,500
                                                                  ----------
                                                                     106,250

Options available under plan for future grants                       382,117

Conversion of preferred stock                                      4,400,003
                                                                  ----------

 Total shares reserved                                            14,864,273
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

                        SONEX RESEARCH, INC. FORM 10-QSB


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


Description of the business
---------------------------

       Sonex Research, Inc. ("Sonex" or the "Company") is engaged in the research, development and commercialization of a proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean Burn(TM) technology") which controls the combustion of fuel in engines through modification of the pistons in large engines or the cylinder heads in small engines. The Company has shown through tests in manufacturers' engines and in computer models that its technology has the ability to control combustion and allow fuel to be used more efficiently, and that engines using the Company's technology have performance superior to conventional engines and emit fewer harmful exhaust emissions. The SCS process, which has no moving parts, produces lower overall emissions at all engine speeds, particularly soot in diesel engines, and is self-driven by the combustion process.

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

       The Company's  competition comes from the extensive research  departments of the world's major vehicle and engine manufacturers as well as independent engine testing firms. Although the experience and financial resources of its competitors far exceed those of the Company, management believes that the SCS can provide significant advantages over the competition on price and performance. Due to the highly competitive nature of the world's automotive and truck industries, in connection with its contracts and/or demonstration programs with such manufacturers the Company is required to execute joint secrecy and disclosure agreements that expressly prohibit the public disclosure of the customers' names and other significant information. Failure by Sonex to maintain this strict level of confidentiality would jeopardize the relationship of the Company with its customers.

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

       To date, the Company has completed separate demonstration programs with three of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions at future NO (nitrous oxide) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. The most recent tests conducted by one of these manufacturers showed that an engine using Sonex- modified pistons along with EGR (exhaust gas recirculation) would attain future U.S. and European emissions targets when OEM type production pistons become available. Negotiations are underway with one of the world's largest piston suppliers and with these manufacturers for licensing, technology transfer and further development programs. The Company is also participating with one of these engine manufacturers, its component suppliers, and an independent engine testing firm, on an engine application program aimed at substantially upgrading a current production medium size truck diesel engine to meet future emissions standards.

     In addition to diesel truck engine applications, the Company has successfully applied a proprietary starting system and modified engine design to the conversion of lightweight, SI gasoline fueled engines of various sizes used in small, remotely controlled military Unmanned Aerial Vehicles (UAV's) to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). In January 1998 the Company delivered to the United States Marine Corps
(USMC) Systems Command in Quantico, Virginia, five protoytpe UAV engines that Sonex successfully converted from gasoline to heavy fuel operation, and, in February 1998 Sonex received an order from the USMC Systems Command to convert an additional forty UAV gasoline engines to heavy fuel operation. The

                        SONEX RESEARCH, INC. FORM 10-QSB


Company is also performing a UAV heavy fuel engine conversion under a demonstration contract awarded in October 1997 by the U.S. Naval Air Warfare Center, Aircraft Division, in Patuxent River, Maryland.

       In July 1998 the Company signed on as a subcontractor to Northrop Grumman Corporation (NGC), whose Military Aircraft Systems Division in El Segundo, California, is currently in the process of developing a UAV as a candidate for application into various U.S. Government and international programs. Under a purchase order issued by NGC, Sonex will convert a UAV engine from gasoline to heavy fuel use.

Also in July 1998, the Company was awarded a Phase I Small Business Innovation Research (SBIR) Program contract by the U.S. Naval Sea Systems Command (NAVSEA) to investigate the feasibility of utilizing its proprietary SCS to meet NAVSEA's objective of designing a low-cost, small, rugged engine capable of starting and operating on shipboard-safe heavy fuels, for use in a small aircraft that would be suitable for launch from guns and missiles and for delivery by airdrop. The aspects of the design ruggedness and other interface requirements for potential transition opportunities will be performed under subcontract by Science Applications International Corporation (SAIC) of McLean, Virginia. SAIC, an advanced technology firm, is one of the world's leading providers of information technology, network systems, data security, and systems integration. It has particular expertise in current national defense concepts such as advanced sensor technology, automatic target recognition, UAV's and other information technologies. In Phase I, Sonex will select a commercial gasoline engine and design SCS modifications for conversion of the engine for reliable heavy fuel use. SAIC will guide all Phase I modifications and testing so that the technology developed will be able to meet all requirements and specifications in a possible Phase II development effort. Phase II, the principal research or development effort, would involve the fabrication and delivery of a well-defined operational prototype engine, with documentation and demonstration of its operational performance and ruggedness, while Phase III would involve transition of the prototype into a viable product for sale in military and/or private sector markets.

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

       As of June 30, 1998, the Company had five employees: its two executive officers and three individuals who provide engineering and technical services. Additional information on the Company's business, its technology, and its management can be found in the Company's 1997 Annual Report on Form 10-KSB.


Financial position
------------------

       Since its inception in 1980, the Company has generated cumulative net losses in excess of $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.

       As of June 30, 1998, the Company had available cash and equivalents of approximately $265,000, marketable securities valued at approximately $204,500, and receivables from the U.S. Government of approximately $133,000. The marketable securities represent holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary. The fair value of such securities, however, may be subject to significant fluctuation due to, among other factors, limited trading volume and a small public float.

       Based upon current and projected spending levels, management believes that the currently available resources and expected revenue from current and potential contracts will be sufficient to fund operations at least through June 30, 1999. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations for 1999 and beyond.

                        SONEX RESEARCH, INC. FORM 10-QSB


Results of operations
---------------------

      A net loss from operations of $227,356 was recorded for the first six months of 1998, as compared to $231,513 for the corresponding period in 1997, a decrease of $4,157. The decrease in the loss resulted from the fact that increases of $72,667 in revenue and $22,519 in investment income exceeded the increase in total expenses of $91,029.

Revenue:

                                     Development               Sub-
                                      contracts              contracts

                      1998            $166,370               $ 50,672
                      1997            $144,375                   -

Development contract revenue and revenue from subcontracts consisted of the following amounts:

    o $61,457 in 1998 pursuant to the continuing contract with the U.S. Naval Air Warfare Center to convert a gasoline fueled UAV engine to use heavy fuels;
    o $7,148 in 1998 pursuant to the contract with the USMC completed in the first quarter to convert a gasoline fueled small UAV engine to use heavy fuels and, through a subcontract for which related revenue of $13,272 has been recorded in 1998, to upgrade the electronics in the UAV;
    o $87,215 in 1998 pursuant to the recently executed contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation, as well as related subcontract revenue of $37,400 for outside machining services;
    o $90,000 in 1997 related to the delivery of prototype Sonex pistons to a major international OEM;
    o $40,000 in 1997 under a demonstration program begun in 1996 to apply the SCS to a truck diesel engine for another major international OEM;
    o $10,550 in 1998 and $14,375 in 1997 related to other small engine projects.


Research and development (R&D) expenses:

      R&D expenses for the first six months of the year increased by $38,158, or 15%, from $249,967 in 1997 to $288,125 in 1998, as increases in personnel costs of $40,175, project parts and supplies of $17,839, and other expense categories of a net of $6,877 were offset in part by a decrease in patent maintenance fees and amortization of the capitalized costs of patents and technology of $26,733.

     The  increase in the largest  expense  category,  personnel  costs,  from
$156,629  in  1997  to  $196,804  in  1998,   relates  almost  entirely  to  the
compensation and expenses of a consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. Through the third quarter of 1997, this individual was compensated primarily in the form of restricted stock or stock options for services performed in Europe. In the fourth quarter of 1997, a new agreement was executed whereby for time spent in Annapolis he receives cash compensation, a portion of which is deferred, and for services performed in Europe he is paid in the form of restricted stock. For the first six months of 1998, this individual received restricted stock valued at $18,462 for services performed in Europe, earned cash compensation for time spent at Sonex totaling $12,692, of which $5,077 has been deferred, and was reimbursed $7,631 for travel, lodging, and other business expenses. Related charges for 1997 totaled only $1,500. In addition, an increase of $5,120 for temporary help charges incurred in 1998 was partially offset by a decrease in unemployment taxes and other employee benefits of $2,731. Total salaries showed a net increase of only $501.

       Project parts and supplies increased from $14,634 in 1997 to $32,473 in 1998 due to the increase in the number of funded contracts, particularly with respect to the small, two-cycle engine work for the military. Related charges for the first six months of 1998 totaled $12,562, while there were no similar charges for the same period in 1997. The Company also incurred charges of $5,552 in 1998 for parts and supplies used in other two-cycle engine research not performed under contract, but none in 1997.

       Patent maintenance fees and amortization of the capitalized costs of patents and technology decreased from $41,174 in 1997 to $14,441 in 1998 primarily as a result of a reduction in amortization expense of $25,778, as the capitalized costs of computer simulations became fully amortized during 1997; thus, there was no corresponding charge in 1998.

                        SONEX RESEARCH, INC. FORM 10-QSB


Cost of sub-contracts:

      The Company's demonstration contract with the USMC to convert a gasoline fueled UAV engine to use heavy fuels also included a subcontract to another vendor for the upgrade of the electronics in the UAV. "Cost of subcontracts" in 1998 includes $12,420 in connection with this work, as well as $35,200 for outside machining services pursuant to the contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation. There were no such charges in the same period in 1997.


General and administrative (G&A) expenses:

       G&A expenses for the first half of the year increased by $5,823, or 4%, from $142,568 in 1997 to $148,391 in 1998, primarily as a result of a net increase in personnel costs of $6,180, from $72,693 in 1997 to $78,873 in 1998. The net increase in personnel costs consisted of an increase resulting from the recording of $22,322 in 1998 for compensation cost for the current vesting of stock options granted in the fourth quarter of 1997 by the Company's principal shareholder to the new president of the Company, offset by a decrease in total salaries of $14,000, due primarily to a reduction caused by the termination of the employment as of the end of the third quarter of 1997 of the Company's former president, who had been employed on a part-time basis.

                        SONEX RESEARCH, INC. FORM 10-QSB


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company's security holders held on June 16, 1998, the holders of the Company's Common Stock re-elected Dr. Andrew A. Pouring as a director for a term expiring at the annual meeting held in the year 2001. No other matters were submitted to a vote of security holders during the second quarter of 1998.



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


August 12, 1998