Form 10QSB
period 1998-09-30
SONEX RESEARCH INC
filed 1998-10-30
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.




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

                                            YES   [x]       NO   [ ]



There were 17,630,168 shares of the Issuer's $.01 par value Common Stock outstanding at October 30, 1998.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9

     Balance sheets as of September 30, 1998 and December 31, 1997

     Statements of operations and accumulated deficit for the three- and nine-month periods ended September 30, 1998 and 1997, and for the period from April 9, 1980 (inception) through September 30, 1998

     Statements of paid-in capital for the period from January 1, 1996 through September 30, 1998

     Statements of cash flows for the nine-month periods ended September 30, 1998 and 1997, and for the period from April 9, 1980 (inception) through September 30, 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                           ASSETS                        1998        1997
                                                     ------------   -----------

Current assets
 Cash and equivalents                                $    452,858  $    355,582
 Marketable securities, available-
   for-sale                                                20,622       117,200
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $183,750 in 1997                           45,905       210,088
 Prepaid expenses                                          31,062        36,284
 Loans to officers and employees                           25,146        22,500
                                                     ------------  ------------
   Total current assets                                   575,593       741,654

Patents and technology, net of accumulated
  amortization of $61,585 in 1998 and
  $50,785 in 1997                                         236,533       231,742

Property and equipment, net of accumulated
  depreciation of $407,173 in 1998 and
  $398,173 in 1997                                         17,634        17,206
                                                     ------------  ------------

           Total assets                              $    829,760  $    990,602
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and other accrued liabilities,
   including accrued subcontract costs on
   uncompleted contracts of $111,750 in 1997         $     36,228  $    147,220
 Deferred compensation                                    737,962       688,292

                                                     ------------  ------------
     Total current liabilities                            774,190       835,512
                                                     ------------  ------------

Stockholders' equity
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,630,168 in 1998 and
   17,393,906 in 1997                                     176,302       173,939
 Additional paid-in capital                            20,187,123    20,035,060
 Unrealized increase in value of
   marketable securities                                   20,622       117,200
 Deficit accumulated during development stage         (20,343,877)  (20,186,509)
                                                     ------------  ------------
   Total stockholders' equity                              55,570       155,090
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    829,760  $    990,602
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                   April 9, 1980
                                                                     (inception)
                        Three months ended      Nine months ended      through
                           September 30,          September 30,       Sept. 30,
                         1998        1997       1998         1997        1998
                      ----------  ----------  ----------  ----------  ----------

Revenue
 Development contracts $  47,124  $   58,750  $  213,494  $  203,125  $2,177,228
 Subcontracts                                     50,672                 170,092
 Other revenue                                                           124,425
                      ----------  ----------  ----------  ----------  ----------

                          47,124      58,750     264,166     203,125   2,471,745
                      ----------  ----------  ----------  ----------  ----------

Costs and expenses
 Research & develop.     136,583     129,309     424,708     379,276  12,774,924
 Cost of subcontracts                             47,620                 159,370
 General & administ.      59,954      72,920     208,345     215,488   7,722,592
 Interest                                287                     859     868,094
 Write-off of patents                                                    819,036
                      ----------  ----------  ----------  ----------  ----------
                         196,537     202,516     680,673     595,623  22,344,016
                      ----------  ----------  ----------  ----------  ----------

Net loss from
 operations              149,413     143,766     416,507     392,498  19,872,271

Other (income)/expense
 Investment income        (4,123)     (6,293)    (11,995)    (15,391)  (323,911)
 Debt issuance and
  conversion expense                                                   1,112,350
 Gain on sale of marketable
  securities            (215,278)    (30,178)   (247,144)    (38,299)  (316,833)
                      ----------  ----------  ----------  ----------  ----------

Net (income)/loss        (69,988)    107,295     157,368     338,808  20,343,877


Accumulated deficit

 Beginning            20,413,865  19,888,026  20,186,509  19,656,513
                      ----------  ----------  ----------  ----------  ----------

 End                 $20,343,877 $19,995,321 $20,343,877 $19,995,321 $20,343,877
                      ==========  ==========  ==========  ==========  ==========



Net (income)/ loss
 per share                $(.004)      $.006       $.009       $.020
                          ======       =====       =====       =====



Weighted average
 number of shares
 outstanding          17,599,244  17,225,992  17,552,547  16,954,396
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1996        1,830,000$18,300 15,281,535$152,815 $19,078,191

January for services       1.00                       1,000      10         990
January through August -
 option exercises           .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - stock options                                             27,125
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1996      1,550,001 15,500 16,214,020 162,140  19,165,535

January through December
 option exercises           .50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through September -
 option exercises           .50                     181,500   1,815      88,935
March - for services        .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
September - for services    .44                      26,813     268      11,463
Compensation - stock options                                             33,483
                                --------- ------ ---------- -------  ----------

Balance, September 30, 1998     1,540,001$15,400 17,630,168$176,302 $20,187,123
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

                        SONEX RESEARCH, INC. FORM 10-QSB




                              SONEX RESEARCH, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   April 9, 1980
                                                                    (inception)
                                               Nine months ended      through
                                                 September 30,       Sept. 30,
                                                1998       1997        1998
                                             ---------  ---------  ------------

Cash flows from operating activities
 Net loss                                    $(157,368) $(338,808) $(20,343,877)
 Adjustments to reconcile net loss to
  netcash used by operating activities
   Depreciation                                  9,000     10,125       688,262
   Amortization                                 10,800     48,779     1,459,802
   Write-down of patents                                                819,036
   Compensation - stock options                 33,483     11,063     1,015,604
   Imputed interest expense                                             551,247
   Interest credited to paid-in capital                                  44,614
   Debt issuance and conversion expense                               1,112,350
   Accrued liabilities and current
    charges paid in stock                       30,193                1,160,535
   Gain on sale of marketable securities      (247,144)   (38,299)     (316,833)
   (Increase)decrease in accounts receivable   164,183     50,000       (45,905)
   (Increase)decrease in prepaid expenses        5,222      4,114       (31,062)
   Increase (decrease)in accrued liabilities   (61,322)   (31,040)      686,526
                                             ---------  ---------  ------------
Net cash used in operating activities         (212,953)  (284,066)  (13,199,701)
                                             ---------  ---------  ------------

Cash flows from investing activities
 Purchase of marketable securities                                   (2,377,256)
 Proceeds from sales of marketable securities  247,144     38,299     2,694,089
 (Increase) decrease in loans to employees      (2,646)     8,738       (25,146)
 Acquisition of property                        (9,428)      (945)     (556,409)
 Additions to patents and technology           (15,591)   (59,549)   (1,390,921)
                                             ---------  ---------  ------------
Net cash provided by (used in)
 investing activities                          219,479    (13,457)   (1,655,643)
                                             ---------  ---------  ------------

Cash flows from financing activities
 Issuance of stock                              90,750    710,556    15,969,211
 Issuance of convertible debt                                         2,287,500
 Indemnification by officer                                              15,000
 Repayment of convertible debt                                          (92,500)
 Stock and debt issuance costs                                       (2,038,916)
 Distribution to stockholders - other                                   (18,772)
 Reduction of technology purchase
  obligations                                                          (797,500)
 Proceeds from borrowings                                             1,592,748
 Reduction of borrowings                                             (1,608,569)
                                             ---------  ---------  ------------
Net cash provided by (used for)
 financing activities                           90,750    710,556    15,308,202
                                             ---------  ---------  ------------
Increase (decrease) in cash                     97,276    413,033       452,858

Cash
 Beginning of period                           355,582     89,739
                                             ---------  ---------  ------------
 End of period                               $ 452,858  $ 502,772  $    452,858
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


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


Note 4 - Accrued Compensation
-----------------------------

       In order to help conserve the Company's limited cash resources, all of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries when requested by the Board of Directors to do so. From time to time, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's Common Stock. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees. As of September 30, 1998, an aggregate of $697,962 of wages so deferred by current and former employees remained unpaid and has been recorded as deferred compensation on the Company's balance sheet.

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
                                             ------------

                                             $ 16,776,000



Note 6 - Stockholders' Equity
-----------------------------

Authorized capital stock

       The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 1998, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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

                        SONEX RESEARCH, INC. FORM 10-QSB



Common stock reserved for future issuance

       At September 30, 1998, a total of 14,855,273 shares of common stock were reserved for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
     June 1999                                                     1,048,536
     February 2000                                                 3,098,214
     December 2000                                                   340,000
     February 2002                                                   167,159
     March 2002                                                      220,000
                                                                  ----------
                                                                   6,635,937
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,107,466
 Exercisable at $.75 per share                                       173,500
 Exercisable at $1.00 per share                                       50,000
                                                                  ----------
                                                                   3,330,966
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                        82,250
 Exercisable at $.75 per share                                        22,500
                                                                  ----------
                                                                     104,750

Options available under plan for future grants                       383,617

Conversion of preferred stock                                      4,400,003
                                                                  ----------

 Total shares reserved                                            14,855,273
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

                        SONEX RESEARCH, INC. FORM 10-QSB



Delivery of these engines was completed in July 1998. The Company also recently completed a UAV heavy fuel engine conversion under a demonstration contract awarded in October 1997 by the U.S. Naval Air Warfare Center, Aircraft Division, in Patuxent River, Maryland.

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

       As of September 30, 1998, the Company had six full-time employees: two executive officers, three individuals who provide engineering and technical services, and one administrative employee. Additional information on the Company's business, its technology, and its management can be found in the Company's 1997 Annual Report on Form 10-KSB.


Financial position
------------------

       Since its inception in 1980, the Company has generated cumulative net losses in excess of $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, while revenues to date have not been significant. Accordingly, Sonex continues to be classified as a development stage company.

       As of September 30, 1998, the Company had available cash and equivalents of approximately $453,000 and receivables from the U.S. Government and major defense contractors of approximately $46,000. Based upon current and projected spending levels, management believes that the currently available resources and expected revenue from current and potential contracts will be sufficient to fund operations at least through September 30, 1999. The Company is currently in negotiations for technology transfer and licensing agreements which would provide substantial operating funds, but execution of such agreements is not assured. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond September 30, 1999.

                        SONEX RESEARCH, INC. FORM 10-QSB



Results of operations
---------------------

       A net loss from operations of $157,368 was recorded for the first nine months of 1998, as compared to $338,808 for the corresponding period in 1997, a decrease of $181,440, or 54%. The decrease in the loss resulted primarily from the fact that substantial gains on the sale of marketable securities were realized in the third quarter of 1998.

Revenue:

                                     Development               Sub-
                                      contracts              contracts

                      1998            $213,494               $ 50,672
                      1997            $203,125                   -

Development contract revenue and revenue from subcontracts consisted of the following amounts:

    o $61,457 in 1998 pursuant to the contract with the U.S. Naval Air Warfare Center to convert a gasoline fueled UAV engine to use heavy fuels;
    o $7,148 in 1998 pursuant to the contract with the USMC completed in the first quarter to convert a gasoline fueled small UAV engine to use heavy fuels and, through a subcontract for which related revenue of $13,272 has been recorded in 1998, to upgrade the electronics in the UAV;
    o $87,215 in 1998 pursuant to the contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation, as well as related subcontract revenue of $37,400 for outside machining services;
    o $30,000 in 1998 pursuant to the purchase order from Northrop Grumman Corporation received in the third quarter to convert a gasoline fueled small UAV engine to use heavy fuels;
    o $17,124 in 1998 pursuant to the SBIR Phase I contract with NAVSEA received in the third quarter to design a small engine capable of starting and operating on shipboard-safe heavy fuels;
    o $90,000 in 1997 related to the delivery of prototype Sonex pistons to a major international OEM;
    o $90,000 in 1997 under a demonstration program begun in 1996 to apply the SCS to a truck diesel engine for another major international OEM;
    o $10,550 in 1998 and $23,175 in 1997 related to other small engine projects.


Research and development (R&D) expenses:

       R&D expenses for the first nine months of the year increased by $45,432, or 12%, from $379,276 in 1997 to $424,708 in 1998, as increases in personnel costs of $63,981and project parts and supplies of $22,885 were offset in part by decreases in patent maintenance fees and amortization of the capitalized costs of patents and technology of $38,635 and other expense categories of a net of $2,799.

       The increase in the largest expense category, personnel costs, from $236,867 in 1997 to $300,848 in 1998, relates almost entirely to the compensation and expenses of a consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. Through the third quarter of 1997, this individual was compensated primarily in the form of restricted stock or stock options for services performed in Europe. In the fourth quarter of 1997, a new agreement was executed to reflect an increase in the use of his services whereby for time spent in Annapolis he receives cash compensation, a portion of which is deferred, and for services performed in Europe he is paid in the form of restricted stock. For the first nine months of 1998, this individual received restricted stock valued at $30,193 for services performed in Europe, earned cash compensation for time spent at Sonex totaling $15,654, of which $5,669 has been deferred, and was reimbursed $11,709 for travel, lodging, and other business expenses. Related charges for 1997 totaled only $8,093. There was also a net increase in salaries of $13,746 resulting from the hiring of a new engineer in the fourth quarter of 1997 and the resignation in the second quarter of 1997 of the Company's manager of research. In addition, $5,240 for temporary help charges was incurred in 1998 with no similar charge in 1997.

       Project parts and supplies increased from $21,461 in 1997 to $44,346 in 1998. Nearly half of this increase relates to the increase in the number of funded contracts, particularly with respect to the small, two-cycle engine work for the military, while much of the remainder relates to greater purchases of parts and supplies used in other research not performed under contract.

                        SONEX RESEARCH, INC. FORM 10-QSB



       Patent maintenance fees and amortization of the capitalized costs of patents and technology decreased from $56,975 in 1997 to $18,340 in 1998 primarily as a result of a reduction in amortization expense of $37,979, as the capitalized costs of computer simulations became fully amortized during 1997; thus, there was no corresponding charge in 1998.


Cost of sub-contracts:

       The Company's demonstration contract with the USMC to convert a gasoline fueled UAV engine to use heavy fuels also included a subcontract to another vendor for the upgrade of the electronics in the UAV. "Cost of subcontracts" in 1998 includes $12,420 in connection with this work, as well as $35,200 for outside machining services pursuant to the contract with the USMC to convert an additional forty UAV gasoline engines to heavy fuel operation. There were no such charges in the same period in 1997, as work under the demonstration contract did not begin until the fourth quarter of 1997.


General and administrative (G&A) expenses:

       G&A expenses for the first half of the year decreased by $7,143, or 3%, from $215,488 in 1997 to $208,345 in 1998, as decreases in expenses such as travel charges, legal and auditing fees in the net amount of $22,747 exceeded the net increase in personnel costs, which rose from $106,419 in 1997 to $122,023 in 1998, of $15,604. The net increase in personnel costs consisted of an increase resulting from the recording of $33,483 in 1998 for compensation cost for the current vesting of stock options granted in the fourth quarter of 1997 by the Company's principal shareholder to the new president of the Company, offset by a net decrease in total salaries, taxes and benefits of $17,879, due primarily to a reduction caused by the termination of the employment as of the end of the third quarter of 1997 of the Company's former president, who had been employed on a part-time basis.


Gain on sale of marketable securities:

       Gains recorded in 1997 and 1998 represent the proceeds from the sale of most of the Company's holdings in the common stock of Digital Dictation, Inc., the corporation which in October 1995 was merged with and into the Company's inactive subsidiary, SonoChem, Inc. Because the recorded basis for this investment is zero, all sales proceeds are recognized as gains.

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


October 30, 1998