Form 10KSB
period 1998-12-31
SONEX RESEARCH INC
filed 1999-04-14
CIK 723312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998. Commission
                              file number 0-14465.



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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 31, 1999 was 17,662,518. The aggregate market value of voting stock held by non-affiliates of the Registrant was $7,368,218 as of March 31, 1999.


Revenues for the year ended December 31, 1998 were $395,213.


                   Documents Incorporated by Reference: None.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


                         ITEM 1. DESCRIPTION OF BUSINESS

The Company
-----------

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, has developed a patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean Burn(TM) technology") which improves the combustion of fuel in engines through design modification of the pistons in large engines or the cylinder heads in small engines. Variations of the Company's technology have been applied to all types of internal combustion engines, including those used in personal and commercial vehicles (automobiles, trucks, buses, boats, motorcycles) as well as engines used in fixed or portable utility applications (motor generator sets, pumps, chain saws), whether spark ignited (SI) or compression ignited (CI), carburetted or fuel injected, using gasoline, diesel, alcohol and/or other fuels.

Management believes that the Company's piston-based emissions reduction enabling technology for direct injected (DI) diesel engines, which changes only a single engine component while introducing no additional parts and is self-driven by the combustion process, can be an alternative to exhaust aftertreatment. Ongoing demonstration and development programs at various stages of completion with some of the largest multi-national diesel engine original equipment manufacturers (OEM's) in the world target engines used in medium and heavy duty trucks. The Company's goal in such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of SCS pistons under license from Sonex.

The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex and tested by the engine manufacturer in its laboratories, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials, and durability, manufacturing optimization, and other tests required before the start of full series production. Tests in OEM engines and in computer models have shown that the SCS technology for DI turbocharged diesel engines has the ability to improve combustion and that engines using the Company's technology emit fewer harmful exhaust emissions, particularly soot, at all engine speeds.

To date, the Company has completed separate demonstration programs with three of these manufacturers, and each has verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. The most recent tests conducted by one of these manufacturers showed that an engine using Sonex-modified pistons along with EGR would attain future U.S. and European emissions targets when OEM type production pistons become available. The Company has now reached the next stage with these programs, that is, optimization of the piston design for the fabrication of piston prototypes that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production. The engine manufacturers have stated that the SCS benefits could be in lower cost, less complexity and greater reliability. These three factors are now being addressed by the Company and its customers. Continued revision of emissions limits, however, has challenged Sonex to produce piston designs that reduce both NOx and soot, leading to a delay in licensing negotiations.

The Company also has successfully applied a patented starting system and modified combustion chamber design to the conversion of reliable, lightweight, SI, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled unmanned aerial vehicles (UAV's) by the military, to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). As heavy fuels are less volatile than gasoline, in addition to the UAV market, the Company is exploring a wide range of sustained commercial utility engine applications for its heavy fuel conversion technology to reduce the hazards associated with the storage of gasoline in buildings and on boats.


Employees
---------

As of March 31, 1999, the Company had five full-time employees and engaged the part-time services of three consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

Sections of this Annual Report on Form 10-KSB, including but not limited to Item 1 - "Description of Business" and Item 6 - "Management's Discussion and Analysis of Financial Position and Results of Operations", contain information in the form of "forward-looking" statements within the meaning of the Private
Securities Litigation Act of 1995 (the "Act"). Such statements are based on management's expectations, estimates, projections and assumptions. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company cautions shareholders, investors and prospective investors about significant factors which, among other things, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements.


Overview of SCS Engine Design Modifications
-------------------------------------------

The SCS for DI diesel engines improves the process of combustion through a combination of chemical and fluid dynamic effects that occur by modifying the engine's combustion chamber and the processes occurring within that chamber. SCS DI diesel designs integrate one or more cavities as microchambers which form a ring around the piston bowl, with each microchamber positioned in line with a spray from the fuel injector. The microchambers are connected to the piston bowl by tunnel-like vents arranged in a unique geometric design. These vents control the amount of fuel and air that enter the microchamber and also control the amount of turbulence that is created when gases jet out of the microchambers through these vents into the piston bowl. The position of the microchambers is a critical factor in controlling the temperature of the microchamber and the rate of reaction of gases that may be resident in the microchamber at any one time.

The microchambers perform as reservoirs that produce active chemical species (partially reacted charges) which are expelled at high velocity to enhance combustion and burn the soot cloud. This activity is the central point in the Company's most advanced design innovation, the latest invention in the series for the SCS for DI diesel engines; the U.S. patent for this invention issued in January 1999. This advanced design, which follows the basic principles that Sonex has used for its DI diesel systems for some time, involves re-arrangement of SCS features to exploit new fundamental understandings of fluid dynamics.

The additional chemical activity is very effective with the use of EGR (exhaust gas recirculation), allowing enhanced ignition with low soot production in the presence of large amounts of EGR. Similar SCS piston designs allow the use of alternative fuels in diesel engines with a minimum of change to the engine.

The SCS engine design modifications for heavy fuel operation in SI two-stroke engines consist of modified cylinder heads and special combustion chamber inserts housing the proprietary SCS technology. The SCS conversion aims to maintain the gasoline engine's stock carburetion, intake and exhaust port timing, intake and exhaust systems, ignition system, ignition timing, compression ratio and weight. The SCS starting system employs heaters similar to those used in a diesel engine.


Potential benefits of the SCS in the reduction of emissions
-----------------------------------------------------------

Government agencies around the world continue to mandate increasingly more strict requirements for the reduction of allowable diesel truck emissions, specifically with respect to smoke/particulates and NOx. The use of costly electronic controls and ultra-high pressure injection systems, including the new "common rail" injection systems that are integral to the engine itself, may permit truck manufacturers to attain some of these reductions; however, it is unlikely any one emissions reduction technique will enable manufacturers to meet the emission standards to be implemented in the next few years.

High pressure injectors may reduce smoke/particulates, but they also increase NOx emissions while doing so. Manufacturers, therefore, may be able to eliminate present equipment such as particulate traps, but they likely will need larger catalytic converters, leading to an increase in fuel consumption and a decrease in power, all at a significantly higher cost. Management believes that the Company's diesel technology, which consists of a relatively simple change of

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


piston design, under various conditions causes a reduction in smoke/particulates, carbon monoxide (CO), hydrocarbons (HC), and NOx by significant amounts while maintaining or improving upon brake specific fuel consumption (BSFC) and power. In tests conducted in modern turbocharged engines of several manufacturers, fitted with a variety of Sonex pistons, including aluminum screw assembled pistons and electron beam welded (EBW) pistons, using an earlier SCS piston design, the Company has demonstrated that the SCS may reduce smoke/particulate emissions in excess of 40% and HC emissions by 5%, while maintaining equal NOx emissions at future targets and BSFC within 2% above or below that of the stock engine.

The ability of the SCS to reduce soot emissions has an added benefit towards the reduction of NOx in diesel engines. Many manufacturers are turning to using EGR to reduce NOx. (EGR is inert exhaust gas recycled and pumped back into the engine cylinders for the next combustion cycle.) EGR can significantly reduce NOx, but the soot recirculated with EGR can increase particulate emissions and increase engine wear. The SCS acts to reduce both the engine wear and the quantity of particulates in the emissions by significantly reducing the soot content of the emissions.

Management believes that Sonex Ultra Clean BurnTM technology is perhaps the least expensive method of emissions reduction, but it is likely to be used in conjunction with other technologies to enable manufacturers to meet the strict diesel truck emission standards that will be introduced in the near future. All testing to date by Sonex and the engine OEM's has shown that SCS diesel technology is complementary to new developments such as high pressure and common rail injection and EGR.


Competition
-----------

The Company's competition comes from the extensive research departments of the world's major vehicle and engine manufacturers as well as independent research organizations. Although the experience and financial resources of its competitors far exceed those of the Company, management believes that the SCS can provide significant advantages over the competition in terms of low cost, improved performance, and simplicity, since no additional moving parts are added to the engine.


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


Current DI diesel engine programs
---------------------------------

On a continuing basis for the past few years, the Company has performed extensive design and development work on medium- and heavy-duty truck engines for three large foreign multi-national diesel truck engine OEM's, in separate programs. Funded development of Sonex pistons for industrial production for one of these OEM's proceeded successfully through verification tests by the engine manufacturer of pre-production, finished, aluminum pistons, using an earlier SCS design, in an engine in its own facility. Since 1998 the Company, under contract with this OEM, has been participating with suppliers of the OEM's injection system and turbo-charger, and one of the world's leading independent engine R&D and testing firms, on a joint engine application program involving Sonex technology for DI diesel engines. In this program, the latest, most advanced SCS piston design innovation is being introduced. SCS pistons and all engine parameters are being optimized for eventual production in a DI turbo-charged, intercooled, mid-range diesel engine using high pressure electronically controlled injection, common rail high pressure, variable geometry turbocharger, cooled EGR, etc.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


The manufacturer's objective is to meet future stringent emissions limits in the production version of this engine by use of the SCS technology, in combination with these other fuel system improvements, with no exhaust aftertreatment devices, such as catalytic converters or particulate traps. Based on all OEM and Sonex tests to date, with further optimization of traditional diesel parameters and EGR, the OEM expects to achieve these particulate and NOx emissions goals. This joint engine application program is expected to continue throughout 1999, following which the SCS will be applied to additional engines, according to the engine manufacturer.

A second large multi-national OEM also has verified Sonex test results on a set of pre-production aluminum Sonex pistons using the earlier SCS design. In March 1999 the Company modified pistons received from this manufacturer to the advanced SCS design, and is currently conducting tests at Sonex on this manufacturer's six-cylinder engine. Later this year, the engine and the Sonex-modified pistons, along with recorded test results, will be returned to the manufacturer for evaluation. If emissions test results are confirmed by the manufacturer, the design can be turned over to their piston supplier for fabrication of pre-production pistons for application to a new engine.

In a similar, single-cylinder test engine demonstration program that is now at the stage of testing pre-production prototype EBW pistons based on the earlier SCS design, a third major international engine manufacturer has demonstrated that by the use of EGR with SCS, it will be possible to attain future U.S. and European emissions targets when OEM type production pistons become available. Recently, Sonex learned that this OEM had experienced some mechanical difficulties while testing the EBW pistons. The Company is now awaiting further details from the engine manufacturer. It is expected that this OEM would test the latest, most advanced SCS design in the single-cylinder engine prior to proceeding to testing on the full, 8-cylinder engine.

In cooperation with the engine OEM's, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. One of these companies, formerly T&N Piston Products Group of the U.K., is widely recognized as one of the world's leading suppliers of pistons and other components to the engine industry. In 1998 T&N was acquired by Federal-Mogul Corp., a major supplier of engine components based in Southfield, Michgan.

T&N invested significant funds internally in developing innovative and economical techniques of manufacturing Sonex pistons for series production, as well as performing finite element, thermal and stress analyses to examine the effects of stress on the Sonex piston under a variety of extreme conditions. Late in 1997 Sonex and T&N completed negotiations for a license agreement for the marketing, manufacture and sale of SCS diesel truck engine pistons. Early in 1998, however, T&N informed the Company that signing of the agreement would be delayed and, in subsequent discussions with Sonex following its acquisition of T&N, Federal-Mogul indicated that it was not prepared to commit further funding to complete the work initiated by T&N and declined to execute the license. Federal-Mogul has since confirmed that it would cooperate with any engine OEM willing to fund production development.

Because many of the on-road diesel engines produced in the U.S. use steel articulated pistons for increased power, Sonex has recently started investigating the feasibility of applying the SCS to steel articulated pistons. It is known that such pistons are highly loaded thermally and engine OEM's are projecting even higher thermal loadings. Sonex has conducted an investigation of thermal effects of Sonex microchambers on aluminum pistons, which should aid piston manufacturers in formulating new temperature-stress models in order to examine the feasibility of using the SCS in steel pistons.


Response to government settlement with diesel engine manufacturers
------------------------------------------------------------------

In November 1998 seven diesel engine manufacturers completed negotiation of a $1 billion settlement with the Environmental Protection Agency (EPA) and the Department of Justice to settle allegations that the companies used "defeat devices" for the past several years that allowed their engines to emit more pollution on the road than in certification tests in order to achieve performance benefits. The settlement, in the form of Consent Decrees under the Clean Air Act, levied stiff civil penalties, required industry to accelerate the introduction of advanced anti-pollution controls on new engines, and included an industry obligation to fund millions of dollars of research and development in projects to lower emissions, including projects proposed by the public.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Sonex responded to the announcement by submitting a Proposed Public Comment Project (the "Project") to the EPA, the Justice Department, and the diesel engine manufacturers in January 1999. The proposed Project contemplates a cooperative effort between the diesel engine manufacturing industry and a world class team, to be assembled and led by Sonex, consisting of a major university or government-funded engine research facility, a major automotive piston manufacturer and an advanced metal-forming parts manufacturer. It is the objective of Sonex to demonstrate that a new engine design variable exists in its piston-based SCS allowing in-cylinder reduction of emissions as an alternative to exhaust aftertreatment.

In the proposed Project, Sonex describes a cooperative applications engineering program segregated into work elements structured to develop, optimize and integrate pre-production SCS pistons into direct-injected diesel engines, first using aluminum pistons and, after completion of feasibility studies, steel pistons. Sonex proposes to bring the domestic diesel engine industry on a par with foreign diesel engine manufacturers with respect to progress made towards the commercialization of the American-grown SCS technology.

The Company is currently engaged in discussions with prospective Project team members that include descriptions of assigned tasks, resources, facilities, timelines and estimated costs. Although there can be no assurances that the Company's submission will be favorably received, should the response result in a contract award, Sonex has received a commitment from an exprienced military and commercial program manager to run the Project. Official reaction by the engine companies and the Government to comments and proposed projects submitted by the public is expected within the next few months.

Before the settlement becomes final, however, it must pass a judicial review. If adverse public comments warrant, the agreement could be changed EPA officials said, but only with the engine makers' consent. According to published reports, even when it does become official, the agreement may face legal challenges from environmental groups who believe that the settlement did not go far enough.


Lightweight, spark-ignited (SI) engines
---------------------------------------

The Company has successfully applied a proprietary patented starting system and modified combustion chamber design to the conversion of reliable, lightweight, SI, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military unmanned aerial vehicles (UAV's) to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). UAV's conduct short-range tactical reconnaissance while operating virtually unseen and unheard, taking pictures of battlefields and enemy installations and relaying them back to ground forces. Existing UAV engines in the military's inventory operate on gasoline. Because of safety and logistics concerns, the use of gasoline aboard ship and in the motor pool is being phased out by the military. All small engines, such as those found in UAV's, will be required to operate on less volatile, widely available heavy fuels used by jet aircraft and most military vehicles. Conversion of such engines to operate on heavy fuels rather than gasoline would permit the military to continue to deploy such weapons well into the next century.

In August 1997 the Company was awarded a demonstration contract by the United States Marine Corps (USMC) Systems Command in Quantico, Virginia, to upgrade the capabilities of an operational UAV known as the Exdrone by converting the existing SI, carburetted, 100cc single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel and by installing improved electronics. The electronics upgrade in the UAV to a configuration known as the Dragondrone was performed under subcontract by AeroComm, Inc., a privately held Germantown, Maryland company. Early in 1998 Sonex completed this program and demonstrated the successful prototype conversion of five UAV engines from gasoline to heavy fuel operation.

In March 1998 the USMC Systems Command contracted Sonex to convert an additional forty of these gasoline engines, used in the Dragondrone UAV, to heavy fuel operation. The USMC is now deploying tactical UAV's aboard ship for the first time, as the Dragondrone UAV's with Sonex heavy fuel engine (HFE's) are in service in several locations around the world.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


In August 1998 Sonex completed a UAV HFE conversion feasibility demonstration under a contract awarded in October 1997 by the U.S. Naval Air Warfare Center, Aircraft Division (the "Navy"), in Patuxent River, Maryland. The existing engine in this UAV, known as the Pioneer, is a 350cc, two-stroke, carburetted, SI two cylinder gasoline engine. Sonex was able to demonstrate this HFE starting, idling, running steady-state at part load and wide-open-throttle (WOT), and accelerating from idle to WOT with little visible smoke and without knock or detonation. Two feasibility demonstration Sonex HFE's were delivered to the Navy; however, the Company has since been informed that the Navy is planning to replace the engine used in the Pioneer. The Navy has indicated that Sonex will participate in the development of an HFE for the replacement engine.

Under a July 1998 contract from Northrop Grumman Corporation (NGC), in December 1998 Sonex successfully demonstrated the feasibility of converting a 342cc, two-stroke, SI, carbureted, two cylinder, gasoline UAV engine to heavy fuel operation using a preliminary SCS design. Bench tests of the Sonex HFE showed WOT power to be comparable to that of the gasoline engine; however, due to the limited scope of this feasibility effort, the HFE design was not optimized. Late in March 1999, however, NGC notifed the Company that it would not pursue this UAV opportunity and declined to fund further development work on this engine to optimize the SCS engine design modifications for heavy fuel performance. Sonex has received inquiries in regard to the SCS HFE technology demonstrated in the various UAV engines from several other defense contractors who plan to respond to the U.S. Army's current Tactical Unmanned Aerial Vehicle solicitation.

At the end of January 1999, the Company was awarded a prototype development contract by NRL to modify a two-stroke, two cylinder, 290cc gasoline engine to start and run on JP-5 fuel in a manner that will allow the engine to be integrated into an NRL UAV. The objective is to demonstrate the projected propeller load curve or equivalent of the Sonex HFE over a reasonable part of the engine operatingrange, with power, weight and fuel consumption substantially equal to that for the gasoline version of the engine. Work is expected to be completed this summer.

By January 1999 the Company completed work on a Phase I Small Business Innovation Research (SBIR) Program contract awarded in July 1998 by the U.S. Naval Sea Systems Command (NAVSEA). Sonex demonstrated the feasibility of utilizing SCS technology to design a low-cost, small, rugged engine to fit in a 5-inch diameter cylinder, capable of starting and operating on shipboard-safe heavy fuels, for use in a small aircraft that would be suitable for launch from guns and missiles and for delivery by airdrop. The aspects of the design ruggedness and other interface requirements for potential transition opportunities were performed under subcontract by Science Applications International Corporation (SAIC), an advanced technology firm with particular expertise in national defense concepts such as UAV's.

Phase I results indicated that the proposed prototype SCS HFE can be developed in Phase II and subsequently transitioned in a Phase III effort. The first transition opportunity is in the Forward Air Support Munition (FASM), a gun-launched surveillance, targeting, and precision delivery air vehicle being developed by the Naval Surface Fire Support program office. SAIC is the designated prime contractor for the FASM Fleet Advanced Demonstration. In April 1999 Sonex submitted a Phase II SBIR proposal to NAVSEA for the development and delivery of a well-defined operational prototype engine. The proposal anticipates that SAIC will again serve as a subcontractor to the Company.

Sonex is exploring additional potential uses by the military for the SCS HFE technology, such as in other UAV models and light-weight, man-portable generator sets used in the field, as well as private sector opportunities. Operation of a light-weight engine on a high flash point fuel such as diesel, rather than gasoline, will reduce the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats. The Company recently initiated a research testing program for its HFE technology to determine methods for streamlining the design process. Currently, development work is very specific to each different type of gasoline engine presented to Sonex for heavy fuel conversion. A more general design process would allow the Company to accept projects for a greater variety of heavy fuel engine applications while simultaneously reducing time and cost of development.

Sonex HFE technology is protected by a U.S. patent issued in January 1999, while foreign counterparts to this patent have been applied for worldwide. As new inventions are made to enhance this technology, the Company will apply for improvement patents.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Patents and proprietary information
-----------------------------------

The Company has endeavored to protect its technology by filing for patents in the U.S. and in those foreign countries in which it may be able to commercialize the SCS. The Company has also developed a significant body of trade secrets, proprietary information and know-how relating to its technology. Although the principles underlying the SCS concept are capable of being understood by experts in the field, management believes that it would be difficult to apply the SCS successfully to any given engine configuration without the benefit of the trade secrets, know-how and proprietary information owned by the Company. The name "SONEX" was registered at the U.S. Patent and Trademark Office in 1987.

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



                         ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive offices and testing facility are located at 23 Hudson Street, Annapolis, Maryland, 21401. The facility is equipped with emissions test equipment and machine shop and storage facilities necessary to support the laboratory. Management believes that all of the Company's property is adequately covered by insurance. The building contains approximately 6,000 square feet and is being occupied by the Company on a month-to-month basis under the terms of an operating lease agreement, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. Management will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.



                            ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, management is aware of no legal proceedings pending against the Company.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.



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

The Company has never paid cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. The high and low closing prices of the Common Stock for each quarterly period since January 1, 1997 were as follows (These prices, which are drawn from reports provided to the Company by Nasdaq, reflect inter-dealer prices without mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.):

     Quarter ended:                             High              Low
                                             ---------         ------
        March 31, 1997                          1.56               .63
        June 30, 1997                           1.38               .81
        September 30, 1997                      1.28               .69
        December 31, 1997                       1.25               .72
        March 31, 1998                          1.09               .56
        June 30, 1998                            .84               .47
        September 30, 1998                       .75               .41
        December 31, 1998                        .65               .38
        March 31, 1999                           .59               .38

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


As of March 31, 1999, there were 17,662,518 shares issued and outstanding, with approximately 980 holders of record. The shares for approximately 2,800 additional beneficial owners of the Common Stock are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934. A total of 17,368,772 shares of the Company's Common Stock as of March 31, 1999 were reserved for issuance in connection with the conversion of preferred stock and the exercise of warrants and options.



       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                            AND RESULTS OF OPERATIONS

Accumulated losses
------------------

Since its inception in 1980, the Company has generated cumulative net losses in excess of $20 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings. During 1997 and 1998, however, revenues increased substantially while net losses from operations were reduced. The Company is considered to have emerged from the development stage in 1998.


Financial position and liquidity
--------------------------------

As of March 31, 1999, the Company had available cash and equivalents of approximately $180,000, marketable securities valued at approximately $30,000, and accounts receivable of approximately $87,000, including receivables from the U.S. Government of approximately $37,000. Based upon current and projected spending levels, management believes that available resources and expected revenue from current and potential contracts and other expected cash receipts will be sufficient to fund operations at least through December 31, 1999. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond 1999.


Salary deferrals by employees
-----------------------------

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees.


Results of operations
---------------------

     Revenue and cost of subcontracts:
     ---------------------------------

                                              1998        1997        1996
                                           ---------   ---------   ---------

     Government/defense prime contracts    $ 261,362   $  90,668
     Commercial contracts                     60,550     207,500   $  70,000
                                           ---------   ---------   ---------
                                             321,912     298,168      70,000
     Revenue from government/defense
          sub-contracts                       73,301     119,420
                                           ---------   ---------   ---------

     Total revenue                         $ 395,213   $ 417,588   $  70,000
                                           =========   =========   =========


     Cost of government/defense
          sub-contracts                    $  69,326   $ 111,750
                                           =========   =========

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Total revenue decreased 5% from 1997 to 1998, after having increased from $70,000 in 1996 to $417,588 in 1997. Revenue from commercial contracts, earned primarily in connection with the Company's DI diesel engine piston technology, is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Revenue for 1998 includes $50,000 for the first phase of a joint engine application program for the development and testing of prototype SCS pistons for an engine OEM. Revenue for 1997 includes $90,000 related to the delivery of prototype Sonex pistons to another major international OEM. Revenue under a demonstration program begun in 1996 to apply the SCS to a truck diesel engine for a third international OEM was $90,000 in 1997 and $70,000 in 1996.

Since August 1997 the Company has obtained several military contracts for its small engine, heavy fuel technology, an application that has been developed only in the last few years. All contracts to date in this area have involved the conversion of commercial gasoline fueled engines used in UAV's and the like. The August 1997 contract with the U.S. Marine Corps (the USMC) to convert the Exdrone UAV to use heavy fuel also included a substantial subcontract for the installation of improved electronics.

The amount recorded in 1997 as "Cost of subcontracts" represents the accrual, based on the percentage of completion of the contract as of year-end, of the sub-contracted portion of the in-process USMC contract. There were no similar sub-contract costs related to contracts in-process at December 31, 1998.

Management is unable to predict future changes to development and demonstration contract revenue because the amounts earned to date under previous contracts have been determined through negotiations with individual manufacturers based upon the level of effort required and the level of funding, if any, that each manufacturer has been willing to commit. Management anticipates, however, that future revenue may also include consulting fees earned while working together with manufacturers to optimize the results achieved on a particular manufacturer's engine, and, ultimately, license fees and royalty revenue once the Company's technology is placed into production engines by manufacturers. The future amounts of such other types of revenue, however, cannot be reasonably estimated.


     Research and development (R&D) expenses:
     ---------------------------------------

                                                 1998        1997        1996
                                                 ----        ----        ----
 Personnel (includes stock and options):
     Employee compensation                    $ 281,886   $ 287,663   $ 255,919
     Taxes & benefits                            39,676      41,071      37,025
     Consultants, including expenses             99,382      63,864      27,125
                                              ---------   ---------   ---------
     Total personnel                            420,944     392,598     320,069

 Project parts and supplies                      59,169      30,869      39,475
 Occupancy                                       46,939      43,263      55,459
 Patent maintenance fees
      and amortization                           24,659      44,298      71,180
 Depreciation                                     8,955      13,750      21,783
 Software engineering                             5,000      20,000
 Other expenses                                  17,530      13,748      15,558
                                              ---------   ---------   ---------

     Total R&D                                $ 583,196   $ 558,526   $ 523,524
                                              =========   =========   =========

Total R&D expenses increased by $24,670, or 4%, from 1997 to 1998, as increases in personnel costs and project parts and supplies were partially offset by decreases in software engineering fees and patent maintenance fees and amortization. From 1996 to 1997, total R&D expenses increased $35,002, or 7%, as increases in personnel costs and software engineering fees were partially offset by a large decrease in patent maintenance fees and amortization along with decreases all other expense categories.

The increase in personnel costs from 1997 to 1998 was largely due to a 55% increase in consulting charges. Most of the increase relates to higher charges for the compensation and expenses of the individual who serves as the Company's R&D supervisor and corporate liaison in Europe. This individual, a former officer of the Company, is compensated primarily in the form of restricted stock or stock options for services performed in Europe based on part-time service,

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. He was asked to spend considerably more time in Annapolis in 1998 as opposed to 1997, with no time spent in Annapolis in 1996. A further increase related to the hiring in November 1998 of a consultant to assist in the preparation of the Company's proposal response to the Justice Department's Consent Decree against the diesel engine manufacturers. This consultant continues to assist the Company in regard to business opportunities for the SCS HFE technology.

Employee compensation declined slightly from 1997 to 1998, as a net increase resulting from the resignation of an engineer in the second quarter of 1997 and the hiring of a new engineer in the fourth quarter of 1997 was offset by a reduction in charges for compensation paid in the form of stock or options from 1997 to 1998. Employee compensation increased from 1996 to 1997 as a result of increases in the wage rates for all employees in 1997, an increase resulting from the hiring of an engineer late in 1997, and an increase in charges for stock option compensation, offset in part by decreases resulting from the resignation of an engineer early in 1997 and the award of bonuses in 1996 while none were awarded in 1997. The total number of options granted to employees each year has remained approximately the same. Compensation cost for options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation charges for stock issued for services is measured at the market price on the date of award or at the agreed-upon value of the services.

The increase in project parts and supplies resulted from greater expenditures in 1998 versus 1997 for funded contracts and other research not performed under contract, particularly with respect to the Company's HFE work. Project parts and supplies include motor fuel, engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate from year to year depending on the number and type of engines being tested, and the timing of purchases of certain items, resulting in a decrease in such costs from 1996 to 1997.

Occupancy expenses declined significantly from 1996 to 1997 as a result of a reduction in the monthly rent late in 1996. Rent expense is allocated 80% to R&D and 20% to G&A based on the proportionate share of floor space devoted to each category.

The Company experienced a reduction from 1997 to 1998 in total charges for patent maintenance fees and amortization of the capitalized costs of patents and technology due to the fact that in 1997 the Company wrote-off approximately
$24,500 in unamortized costs of patents abandoned, while there was no such charge in 1998. The decrease in such charges from 1996 to 1997 resulted from a significant reduction in amortization expense that was almost entirely due to higher amortization in 1996 for the capitalized costs of computer simulations that became fully amortized early in 1997, offset in part by the write-off in 1997 of unamortized costs of patents abandoned.

Depreciation expense has been declining for the last few years, as most of the Company's equipment that was purchased in prior years has become fully depreciated, while purchases of equipment in 1996 and 1997 were not significant. Software engineering charges represent amounts paid to the Company's former president for programming assistance with a technology design manual that is to be used to teach engineers from prospective customers how to incorporate the elements of the SCS into pistons.


     General and administrative (G&A) expenses:
     -----------------------------------------

                                                 1998        1997        1996
                                                 ----        ----        ----
Personnel (includes stock and options):
     Employee compensation                    $ 110,079   $ 131,160   $ 114,753
     Other option compensation                   44,644      44,643
     Taxes & benefits                            12,066      15,601       9,523
                                              ---------   ---------   ---------
     Total personnel                            166,789     191,404     124,276

Proxy solicitation & annual meeting              22,701      18,554      17,144
Legal fees                                        8,120      21,641      18,524
Audit fees                                        8,000      12,454       9,815
Stock transfer agent fees                         9,565       8,106      10,245
Occupancy                                        11,398      12,106      13,159
Travel                                           10,328      27,761      21,153
Other expenses                                   39,773      42,363      46,797
                                              ---------   ---------   ---------
    Total G&A                                 $ 276,674   $ 334,389   $ 261,113
                                              =========   =========   =========

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Total G&A expenses decreased by $57,715, or 17%, from 1997 to 1998 due to decreases in personnel costs, professional fees, and travel charges. From 1996 to 1997, total G&A expenses increased by $73,276, or 28%, primarily as a result of higher personnel charges.

The decrease in personnel costs from 1997 to 1998 results from a decrease in employee compensation caused by the termination of the employment as of the end of the third quarter of 1997 of the Company's former president, who had been employed on a part-time basis, and higher charges in 1997 for options granted to employees, offset in part by the hiring of an administrative assistant in the fourth quarter of 1998.

The increase in personnel costs from 1996 to 1997 was due to an increase in the wage rates for all of the Company's employees for 1997 and charges incurred in 1997 for temporary office employees, offset in part by a reduction caused by the termination of the employment of the Company's former president.

The large percentage increase in payroll taxes and employee benefits from 1996 to 1997 was due primarily from payroll taxes incurred on the exercise of stock options in 1997. There is no corresponding amount recorded as wages when below-market options are exercised, but the optionee is taxed on the excess of the aggregate market price over the aggregate exercise price, and the Company incurs the related payroll taxes.

Expenses for proxy solicitation and the annual shareholders' meeting primarily represent the costs for printing and distributing proxy materials, and also include charges for travel and lodging for directors attending the meeting. Travel charges accounted for most of the increase from 1997 to 1998.

Legal fees decreased 62% from 1997 to 1998 as charges from the Company's securities counsel were significantly higher in 1997 due to work in 1996, some of which was not billed until 1997, associated with an SEC registration statement that eventually was not filed, as well as for advice on restructuring certain stock warrants and undertaking two private financings. A decline in charges from the Company's patent attorney resulted from the fact that significant services were used in 1997 for the preparation of the proposed piston licensing agreement with T&N that failed to be consummated. Audit fees declined as a result of a change in independent accountants for 1997. The significant decline in travel expenses from 1997 to 1998 is primarily attributed to the extensive travel required by members of the Board in 1997 while negotiating the proposed piston licensing agreement with T&N.


Gains on sales of marketable securities:
---------------------------------------

Gains on the sale of marketable securities of $247,144 in 1998, $38,299 in 1997, and $30,113 in 1996, represent the proceeds from the sale of the Company's holdings in the common stock of Digital Dictation, Inc. (acquired in 1998 by Medquist, Inc.), the corporation which in 1995 was merged with and into the Company's inactive former subsidiary, SonoChem, Inc. The Company liquidated most of this investment during 1998 when its value increased substantially. Because the recorded basis for this investment is zero, all sales proceeds are recognized as gains.


Effects of Year 2000 (Y2K) millenium date-change issues:
-------------------------------------------------------

During the past year, the Company has upgraded some of the hardware and software currently being used in its operations, and expects to continue to make further upgrades in the ordinary course of business during the remainder of 1999 to ensure that all of its systems are Y2K compliant. Expenditures in this regard outside the ordinary course of business are not expected to be significant.


Adoption of new accounting pronouncements
-----------------------------------------

The adoption by the Company in fiscal 1998 of new accounting pronouncements which have a delayed effective date is not expected to have a material impact on the financial statements of the Company.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



                          ITEM 7. FINANCIAL STATEMENTS

Index to financial statements:

     Reports of independent accountants

     Financial statements:

       Balance sheets as of December 31, 1998 and 1997

       Statements  of  operations,   accumulated   deficit  and  comprehensive
       income/loss for the three years ended December 31, 1998

       Statements of paid-in capital for the three years ended December 31, 1998

       Statements of cash flows for the three years ended December 31, 1998

     Notes to financial statements



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Sonex Research, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Sonex Research, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company's ability to commence generation of significant revenue and ultimately achieve profitable operations remains uncertain. The Company has incurred significant net losses since its inception. The Company's future prospects depend upon its ability to demonstrate commercial viability of its products and ultimately achieve profitable operations, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


C. L. STEWART & COMPANY

Annapolis, Maryland
March 10, 1999


                   REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Sonex Research, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and the cash flows of Sonex Research, Inc. (a development stage company) for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


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


PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland
April 8, 1997


                              SONEX RESEARCH, INC.

                                 BALANCE SHEETS

                                                          December 31,
                                                          ------------
          Assets                                     1998              1997
                                                     ----              ----

Current assets
 Cash and equivalents                            $  336,458        $  355,582
 Marketable securities, available-
   for-sale (Note 4)                                 29,460           117,200
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $183,750 in 1997                    102,485           210,088
 Prepaid expenses                                    28,837            36,284
 Loans to officers and employees (Note 5)            27,500            22,500
                                                 ----------        ----------
   Total current assets                             524,740           741,654

Patents and technology (Note 6)                     243,600           231,742

Property and equipment (Note 7)                      34,532            17,206
                                                 ----------        ----------
           Total assets                          $  802,872        $  990,602
                                                 ==========        ==========


     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and other accrued liabilities  $   46,979        $   35,470
 Accrued subcontract costs on
   uncompleted contracts                             16,456           111,750
Deferred compensation (Note 8)                      765,516           688,292
                                                 ----------        ----------
   Total current liabilities                        828,951           835,512
                                                 ----------        ----------

Stockholders' equity (Note 10)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding       15,400            15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,642,860 in 1998 and
   17,393,906 in 1997                               176,429           173,939
 Additional paid-in capital                      20,209,503        20,035,060
 Accumulated other comprehensive income,
   representing unrealized increase in value
   of marketable securities                          29,460           117,200
 Accumulated deficit                            (20,456,871)      (20,186,509)
                                                 ----------        ----------
   Total stockholders' equity                       (26,079)          155,090

Commitments (Note 11)
                                                 ----------        ----------
   Total liabilities and stockholders' equity    $  802,872        $  990,602
                                                 ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



                              SONEX RESEARCH, INC.

                  STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT

                         AND COMPREHENSIVE INCOME/(LOSS)



                                                 Year ended December 31,
                                                 -----------------------
                                            1998          1997          1996
                                            ----          ----          ----
Revenue
 Development contracts                 $   321,912   $   298,168   $    70,000
 Subcontracts                               73,301       119,420
                                         ---------      --------      --------
                                           395,213       417,588        70,000
                                         ---------      --------      --------
Costs and expenses
 Research and development                  583,196       558,526       523,524
 Cost of subcontracts                       69,326       111,750
 General and administrative                276,674       333,389       261,113
                                         ---------     ---------     ---------
                                           929,196     1,004,665       784,637
                                         ---------     ---------     ---------

Net loss from operations                  (533,983)     (587,077     (714,637)
                                         ---------      --------    ----------

Other income and expense
 Investment and other income                16,477        18,782        12,049
 Gain on sales of
   marketable securities                   247,144        38,299        30,113

                                          --------      --------    ----------

Net loss                                  (270,362)     (529,996)     (672,475)

Deficit accumulated during
 development stage
  Beginning of period                  (20,186,509)  (19,656,513)  (18,984,038)
                                      ------------  ------------  ------------

  End of period                       $(20,456,871) $(20,186,509) $(19,656,513)
                                      ============  ============  ============


Net loss per share                          $ (.02)       $ (.03)       $ (.04)
                                            ======        ======        ======

Weighted average number of
 common shares outstanding              17,572,147    17,031,016    15,968,491
                                        ==========    ==========    ==========



Comprehensive income/(loss):

Net loss                                $ (270,362)   $ (529,996)   $ (672,475)

Other comprehensive income - unrealized
  gains on marketable securities
     Arising during the period              19,242        87,900        36,800
     Reclassification of gains
       reported in income                 (106,982)       (7,500)
                                        ----------    ----------    ----------

Total comprehensive income/(loss)       $ (358,102)   $ (449,596)   $ (635,675)
                                        ==========    ==========    ==========




    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



                              SONEX RESEARCH, INC.

                          STATEMENTS OF PAID-IN CAPITAL


                            Price  Preferred stock   Common stock     Additional
                             per  ($.01 par value) ($.01 par value)    paid-in
                            share  Shares  Amount   Shares  Amount     capital
                            -----  ------  ------  --------  ------  -----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1996        1,830,000$18,300 15,281,535$152,815 $19,078,191

January for services       1.00                       1,000      10         990
January through August
 option exercises           .50                     131,488   1,315      64,429
April and July -
 conversion (.35 to 1)           (279,999)(2,800)   799,997   8,000      (5,200)
Compensation - grant of
 stock options                                                           27,125
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1996      1,550,001 15,500 16,214,020 162,140  19,165,535

January through December
 option exercises           .50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March - private placements  .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - grant of
 stock options                                                          104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through December -
 option exercises           .50                     181,500   1,815      88,935
March - for services        .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
September - for services    .44                      26,813     268      11,463
December - for services    1.00                      12,692     127       6,219
Compensation - stock options                                              5,000
Compensation - grant of
 stock options                                                           44,644
                                --------- ------ ---------- -------  ----------

Balance, December 31, 1998      1,540,001$15,400 17,642,860$176,429 $20,209,503
                                ========= ====== ========== ======= ===========









    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                  Year ended December 31,
                                                  -----------------------
                                                1998       1997        1996
                                                ----       ----        ----
Cash flows from operating activities:
 Net loss                                    $(270,362)  $(529,996)  $(672,475)
 Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation                                  8,955      13,747      21,783
   Amortization of patents                      12,933      72,394     101,970
   Compensation - stock options                 44,644     104,456      27,125
   Current charges paid in stock                41,539       5,962       1,000
   Gain on sale of marketable securities      (247,144)    (38,299)    (30,113)
   (Increase) decrease in
     accounts receivable                       107,603    (160,088)     13,741
   (Increase) decrease in
     prepaid expenses                            7,447       2,408      (8,831)
   Increase (decrease) in
     accrued liabilities                        (6,561)     44,521      91,729
                                             ---------   ---------   ---------
Net cash used in operating activities:        (300,946)   (484,895)   (454,071)
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sales of
    marketable securities                      247,144      38,299      30,113
  (Increase) decrease in
    loans to employees                          (5,000)      9,406      26,470
  Decrease in cash posted as
    security for judgment                                              182,687
  Acquisition of property
    and equipment                              (26,281)     (2,945)     (4,887)
  Additions to patents
    and technology                             (24,791)    (64,828)    (12,456)
                                             ---------   ---------   ---------
Net cash provided by (used in)
investing activities:                          191,072     (20,068)    221,927
                                             ---------   ---------   ---------

Cash flows from financing activities:
  Issuance of stock - private placement                    581,639
  Issuance of stock - exeercise of options      90,750     189,167      65,744
                                             ---------   ---------   ---------
Net cash provided by financing activities:      90,750     770,806      65,744
                                             ---------   ---------   ---------

Increase (decrease) in cash:                   (19,124)    265,843    (166,400)

Cash at beginning of period:                   355,582      89,739     256,139
                                             ---------   ---------   ---------
Cash at end of period:                       $ 336,458   $ 355,582   $  89,739
                                             =========   =========   =========








    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



                              SONEX RESEARCH, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Sonex Research, Inc. has developed a proprietary technology, known as the Sonex Combustion System (SCS), which improves the combustion of fuel in internal combustion engines through modification of the pistons in large engines or the cylinder heads in small engines. The Company expects to license several applications of its technology and is commercially exploiting other applications itself.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of financial statements
------------------------------------

Certain reclassifications have been made to the financial statements of the prior years to conform to the classifications used in 1998. In prior years, Sonex Research, Inc. was classified as a development stage company.


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


Marketable securities
---------------------

Securities held by the Company are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities"; accordingly, unrealized gains and losses with respect to such securities are reported as a separate component of stockholders' equity. Realized gains and losses are reported in the Company's statement of operations.


Patents and technology
----------------------

The  costs   associated  with  the  filing  of  patent
applications are deferred. Amortization is recorded on a straight-line basis over the remaining legal life of patents, commencing in the year in which the patent is granted. Costs related to patent applications which ultimately fail to result in the grant of a patent, either through rejection by patent authorities or through abandonment by the Company, will be charged to operations at the time such determination is made.


Property and equipment
----------------------

Property and equipment is stated at cost or, in the case of leased equipment under capital leases, at the present value of future lease payments, less accumulated depreciation. Major renewals and betterments are capitalized and ordinary repair and maintenance expenditures are charged to operations in the year incurred. Depreciation is computed using the straight line method over useful lives of three to seven years.


Revenue recognition
-------------------

Revenue derived from development contracts is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Commercial development contracts are executed in situations in which an engine manufacturer is willing to provide funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Generally, commercial development contracts require the Company to demonstrate that the manufacturer's engine, when modified

                      SONEX RESEARCH, INC. 1997 FORM 10-KSB


with the Company's technology, can meet certain emissions reduction and performance goals specified in the contract. In addition, these contracts sometimes provide that payment of part of the contract amount will be made only if the Company meets the specified goals. The Company is not required to repay any funds received in connection with its development contracts.

Development contracts are executed for funding supplied by a United States Government (the "Government") agency or defense contractor for proof-of-concept demonstration programs. Certain of these contracts require a performance period of several months and/or require the Company to serve as prime contractor with a substantial portion of the related project being assigned to a subcontractor. Revenue and costs for these contracts that require the Company to provide stipulated services for a fixed price have been recognized using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. Subcontract revenue and costs, along with the associated receivables and accrued liabilities, are reflected in the Company's financial statements because the Company is contractually responsible for the ultimate acceptability of the project by the Government.


Stock-based  compensation
-------------------------

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 - "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted.
Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123 - "Accounting for Stock-based Compensation".


Comprehensive income
--------------------

SFAS Statement No. 130 - "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997 and adopted by the Company in 1998 on a retroactive basis, defines comprehensive income as net income plus other revenues, expenses, gains and losses that are excluded from net income and included separately in the stockholders' equity section of the balance sheet. The only adjustments necessary to arrive at the Company's comprehensive income relate to unrealized gains, and the subsequent effect of recognized gains, on marketable securities.

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


NOTE 3 - LIQUIDITY

Although the Company is considered to have emerged from the development stage in 1998, management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future development contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by its officers of significant portions of their salaries. In the event that the realization of significant revenue from the commercialization of the SCS is further delayed, the Company may need to raise additional capital to fund its operations beyond 1999.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


NOTE 4 - MARKETABLE SECURITIES

In 1995 the Company's former inactive subsidiary, SonoChem, Inc., effected a 1:10 reverse split of all of its outstanding shares of common stock, and was merged with and into a privately held medical transcription services company. The name of the surviving corporation was changed to Digital Dictation, Inc. ("Digital") and the officers and directors of the privately held company, two of whom are directors of the Company and general partners of its largest shareholder, Proactive (see Note 10), became the directors and officers of Digital. At the time of this merger, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the accounts of the Company with respect to this transaction. The shares of Digital stock received by the Company pursuant to this merger became available for public trading in April 1996, and the Company began to liquidate its holdings. In 1998 Digital was acquired by Medquist, Inc., its largest competitor, in a share exchange. Shares of Medquist also trade in the public market.

This investment is accounted for in accordance with SFAS No. 115 and classified as a current asset as a security that is "available-for-sale". Accordingly, the Company's investment in the Digital or Medquist shares still held at each financial statement date is recorded at its aggregate fair value at that date. A corresponding amount, representing the aggregate unrealized gain in the fair value of this investment in excess of its cost basis at each financial statement date, is reported as a separate component of stockholders' equity. The aggregate net proceeds from the sale of these securities are recognized as gains in the year of sale.


NOTE 5 - LOANS TO OFFICERS AND EMPLOYEES

Loans to officers and employees represent the remaining balance of amounts advanced in prior years for the payment of income tax liabilities incurred by these individuals upon their receipt of compensation in the form of shares of the Company's common stock, and recent short-term loans made to Company personnel. The loans, which are non-interest bearing, are secured by deferred salaries payable to each of the borrowers, and become due on December 31, 1999.


NOTE 6 - PATENTS AND TECHNOLOGY

The capitalized costs of patents and technology consists of the following:

                                                      December 31,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----
    Capitalized costs                            $307,318      $282,527
    Accumulated amortization                      (63,718)      (50,785)
                                                 --------      --------
                                                 $243,600      $231,742
                                                 ========      ========

The Company continues to conduct its own research and development activities which have resulted in additional proprietary technology and patents. Development of commercial applications of certain elements of the SCS has commenced and management believes the capitalized cost of patents and technology will be recovered through revenue derived from the licensing of such technology. Management closely monitors the patent application process and other factors which may affect the economic value of the Company's technology, and will reduce the capitalized cost of patents and technology should the recovery of such cost no longer be sustainable.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                      December 31,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----

    Shop equipment                               $407,687      $383,380
    Office equipment                               22,920        20,946
    Vehicle                                        11,053        11,053
                                                 --------      --------
                                                  441,660       415,379
    Accumulated depreciation                     (407,128)     (398,173)
                                                 --------      --------
                                                 $ 34,532      $ 17,206
                                                 ========      ========

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


NOTE 8 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees.

The conditions that would require repayment of deferred amounts have yet to occur. From time to time, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock. An aggregate of $714,039 and $648,292 as of December 31, 1998 and 1997, respectively, of wages so deferred by current and former employees remained unpaid and has been recorded as deferred compensation on the Company's balance sheet.

The $182,687 described as "Cash posted as security for judgment" in the Company's 1996 Statement of Cash Flows represents the return of funds upon the reversal on appeal of a judgment stemming from a lawsuit against the Company filed in 1993 by two former officers who sought repayment of deferred salaries upon the termination of their employment.


NOTE 9 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $16.6 million available to offset future taxable income. Net operating losses generated in 1998 and subsequent years may be carried forward twenty years, while such losses generated in 1997 and prior years may be carried forward fifteen years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Sales of marketable securities have also generated capital loss carryforwards for income tax purposes. Capital loss carryforwards, which expire after five years, may only be used to offset future capital gains. The Company's tax loss carryforwards are summarized as follows:


         Expiration                 NOL's             Capital
        ------------              ------------       ---------

            1999                  $    900,078
            2000                     1,105,399
            2001                     1,748,874       $ 201,681
            2002                     1,837,965         133,400
            2003                     1,344,816         365,147
         2004 - 2012                 9,180,907
            2018                       433,915
                                  ------------       ---------

                                  $ 16,551,954       $ 700,228
                                  ============       =========

The difference between the net operating loss carryforwards described above and the accumulated deficit reported in these financial statements results principally from (1) temporary differences for income tax and financial reporting purposes relating to the amounts and timing of deductibility of deferred salaries and compensation related to the grant of stock options, and the differences in the accounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and (2) permanent differences principally due to the non-deductibility for income tax purposes of a significant charge to operations for debt conversion expense in 1988 and the non-deductibility of compensation related to the exercise of stock options recorded previously in the Company's accounts.

The potential income tax benefit of these loss carryforwards and temporary differences of approximately $6.4 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date. Since 1995 net operating loss carryforwards aggregating $1,027,283 have expired unused.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


NOTE 10 - CAPITAL STOCK

Authorized capital stock
------------------------

The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All of the authorized shares of preferred stock, along with common stock purchase warrants, were issued for $2 million in February 1992 (the "Preferred Stock Investment") to a small number of individuals who qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Securities Act of 1933 (the "Act") and to Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's common stock by virtue of the acquisition of the convertible preferred stock and common stock purchase warrants.

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of December 31, 1998, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placements of common equity
-----------------------------------

In February 1997 the Company notified the holders of all of its outstanding warrants to purchase shares of its common stock, issued in private financings in February 1992, June 1994, June 1995 and December 1995, of proposed amendments to such warrants, offered because the Company was unable to complete a planned registration during 1996 of the common stock issuable upon the exercise of the warrants. The proposed amendments included, in various combinations, extensions of the expiration dates, reductions in the exercise prices, reductions in the number of warrants, provisions for cashless exercise, and provisions for "piggy-back" registration rights.

The amendments proposed for the warrants issued in February 1992 (the "February 1992 Warrants") were also offered in connection with a $250,000 equity investment proposal from Proactive accepted by the Board of Directors in February 1997. In exchange for this cash investment, Proactive received 333,333 shares of common stock and five-year warrants to purchase 166,666 shares of common stock at an exercise price of $.75 per share, along with a number of amendments to the February 1992 Warrants. One other participant in the Preferred Stock Investment, who also agreed to make an additional investment in February 1997, also received the amendments to the February 1992 Warrants in exchange for his cash investment of $1,639, pursuant to which he also received 2,186 shares of common stock and five-year warrants to purchase 1,093 shares of common stock at an exercise price of $.75 per share.

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


Stock options
-------------

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock following an increase of 2.5 million shares authorized by the Board of Directors in December 1998. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


respect to those options which have not already vested. Options outstanding expire at various dates through December 2008.

In December 1998 the Board of Directors approved the grant to each of the Company's four outside directors of ten-year options to purchase 100,000 shares of common stock. These options vest at the rate of 25% per year beginning with the date of grant and have an exercise price of $.50 per share, which price was above the then current market price of the common stock.

Between January 1, 1996 and December 31, 1998, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                                Weighted               Weighted
                                                 average                average
                                                exercise  # of shares  exercise
                                   # of shares    price   exercisable    price
                                   -----------  -------   -----------  --------

Unexercised at January 1, 1996      4,026,972     $.51     2,807,372     $.52
                                                           =========     ====
    Granted                           123,000      .80
    Exercised                        (131,488)     .50
    Lapsed or canceled                (45,000)     .50
                                   -----------  -------

Unexercised at December 31, 1996    3,973,484      .51     3,195,734     $.53
                                                           =========     ====
    Granted                           147,000      .56
    Exercised                        (369,834)     .51
    Lapsed or canceled               (152,934)     .50
                                   -----------  -------

Unexercised at December 31, 1997    3,597,716     $.52     3,277,966     $.52
                                                           =========     ====
    Granted                           548,500      .50
    Exercised                        (181,500)     .50
    Lapsed or canceled               (108,000)     .50
                                   -----------  -------

Unexercised at December 31, 1998    3,856,716     $.52     3,391,966     $.52
                                   ===========    ====     =========     ====




During 1997 the number of members of the Company's Board of Directors was reduced from nine to five, and one of the remaining directors was also named president of the Company. As a result of the reduction in the number of directors, unvested options for the purchase of 150,000 shares of common stock lapsed. Also, in order to induce the new president to take that position, Proactive, the Company's principal shareholder, granted him a ten-year option to purchase 714,286 shares of common stock owned by Proactive at an exercise price of $.35 per share. This option, which is not covered by the Plan, is exercisable at the rate of 20% per year beginning with the date of grant.

For certain options under the Plan granted or repriced, the Company credited $59,813 and $27,125 in 1997 and 1996, respectively, to additional paid-in capital, representing the excess of the aggregate market value at the date of grant or repricing of shares under option over the aggregate exercise price of such options, and charged a like amount to compensation expense in each of those years. In connection with the grant of the option in 1997 by Proactive to the new president of the Company, $44,644 in 1998 and $44,643 in 1997 was credited to additional paid-in capital and like amounts charged to compensation expense. Additional compensation of $89,285 is being amortized to compensation expense over the remaining vesting period of this option.

The Company applies APB Opinion No. 25 in accounting for stock option compensation; however, SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants. Accordingly, the Company has estimated the grant date fair value of each option using the Black-Sholes option pricing model with the following weighted average assumptions: volatility factor of 101% in 1998, 112% in 1997 and 124% in 1996, risk-free interest rate of 6%, zero dividend yield, and expected term of ten years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of each option.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


Had compensation cost for the Company's stock option plan been determined consistent with the method of SFAS No. 123 using the weighted average fair value of options granted during the year as indicated below, the Company's net loss and net loss per share for each year on a pro forma basis would have been as follows:

                                            1998       1997        1996
                                          --------   --------   ----------

  Weighted average fair value per share       $.70       $.70         $.96

  Net loss - as reported                  $270,362   $529,996     $672,475
  Net loss - pro forma                    $531,122   $876,273     $910,840

  Net loss per share - as reported            $.02       $.03         $.04
  Net loss per share - pro forma              $.03       $.05         $.06


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


Common stock reserved for future issuance:
-----------------------------------------

As of December 31, 1998, a total of 17,355,273 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
     June 1999                                                     1,048,536
     February 2000                                                 3,098,214
     December 2000                                                   340,000
     February 2002                                                   167,159
     March 2002                                                      220,000
                                                                  ----------
                                                                   6,635,937
                                                                  ----------
Currently exercisable options:
 Exercisable at $.50 per share                                     3,168,466
 Exercisable at $.75 per share                                       173,500
 Exercisable at $1.00 per share                                       50,000
                                                                  ----------
                                                                   3,391,966
                                                                  ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                       442,250
 Exercisable at $.75 per share                                        22,500
                                                                  ----------
                                                                     464,750

Options available for future grants                                  383,617

Conversion of preferred stock                                      4,400,003
                                                                  ----------

 Total shares reserved                                            17,355,273
                                                                  ==========

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


NOTE 11 - COMMITMENTS

The Company occupies its office and laboratory facility on a month-to-month basis under the terms of an operating lease agreement pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease requires the Company to pay all property related expenses. Gross rent charges aggregated $42,000, $42,000 and $52,000 in 1998, 1997 and 1996, respectively, while the Company also earned sublease income of $2,000, $750 and $2,400 in 1998, 1997 and 1996, respectively. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.



              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 31, 1997, the Company informed PricewaterhouseCoopers LLP, independent accountants for Sonex since 1985, that it had been dismissed as independent accountants for the year ended December 31, 1997. The Company's Board of Directors made the decision to change independent accountants.

In connection with its audit for the year ended December 31, 1996, and through October 31, 1997, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for 1996.

The report of PricewaterhouseCoopers LLP on the financial statements of the Company for the year ended December 31, 1996, presented on page 17 of this Form 10-KSB, contains no adverse opinion or disclaimer of opinion and is not qualified or modified as to audit scope or accounting principle; however, such report is modified by the inclusion of an explanatory paragraph indicating that there is substantial doubt about the Company's ability to emerge from the development stage and/or continue as a going concern.

The Company's Board of Directors made the decision to engage C. L. Stewart & Company as new independent accountants as of October 31, 1997. During the two previous fiscal years and through October 31, 1997, the Company had not consulted with C. L. Stewart & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that C.L. Stewart & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


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

                                Term as
                                director
           Name             Age expires           Position
     ----------------       --- -------      -------------------

Preferred Stock Directors:

 Mr. Charles C. McGettigan   54   1999  Director
 Mr. Myron A. Wick, III      55   1999  Chairman of the Board

Common Stock Directors:

 Mr. Nuno Brandolini         45   2000  Vice Chairman of the Board
 Mr. Lawrence H. Hyde        74   1999  President and Director
 Dr. Andrew A. Pouring       67   2001  Chief Executive Officer, Chief Scientist
                                          and Vice Chairman of the Board
Other Executive Officers:

 Mr. George E. Ponticas      39         Vice President - Finance, Secretary,
                                          Treasurer and Chief Financial Officer


Background of directors and executive officers
----------------------------------------------

Mr. Charles C. McGettigan has been a director of the Company since February 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988 he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of Cuisine Solutions, Inc., Modtech, Inc., PMR Corporation, Tanknology
- NDE Corporation, WrayTech Instruments, Inc., and Onsite Energy, Inc., of which he is the Chairman. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from The Wharton School of the University of Pennsylvania.

Mr. Myron A. ("Mike") Wick, III, has been a director of the Company since November 1991 and was elected Chairman of the Board of Directors in June 1993. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. He currently serves on the Boards of Directors of Modtech, Inc. and Tanknology - NDE Corporation, and is the Chairman of the Board of StoryFirst Communications, Inc.,and WrayTech Instruments, Inc. Mr. Wick received a B.A. degree from Yale University and an MBA from the Harvard Business School.

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

Mr. Lawrence H. Hyde has been a director of the Company since September 1986, serving as Chairman of the Board from June 1987 to June 1993, and was appointed President of the Company in October 1997. Mr. Hyde was a director of Harris Graphics Corp. from 1983 to 1986, where during 1985 and 1986 he also served as its Chairman of the Board and Chief Executive Officer. He was President and Chief Executive Officer of AM General Company from 1979 to 1985. He joined American Motors in 1974 and remained until 1983. At various times he had corporate wide responsibility for engineering, international and marketing; his last position was Executive Vice President responsible for International and Engineering. He is a director of Whatman plc and a trustee of the American

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


University in Cairo, where he is also chairman of the Karnac Equity Fund. Mr. Hyde is a graduate of Harvard College and Harvard Business School.

Dr. Andrew A. Pouring has been a full-time employee, director, and Chief Scientist of the Company since 1980, serving as President from April 1980 through November 1991, and as Chief Executive Officer since May 1985. In November 1991 he was elected a Vice Chairman of the Board of Directors. He has co-authored all of the Company's patented inventions. He served as a Professor of Aerospace Engineering at the U.S. Naval Academy from 1964 to 1983, and was Chairman of the Academy's Department of Aerospace Engineering from 1975 to 1978. Dr. Pouring is a member of various professional and scientific societies, including the American Society of Mechanical Engineers and the Society of Automotive Engineers, as has been organizer and chairman of many symposia for these societies. Dr. Pouring received his Bachelors and Masters degrees in mechanical engineering from Rensselaer Polytechnic Institute. He received his Doctor of Engineering degree from Yale University, where he also was a post doctoral research fellow and lecturer.

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

                           SUMMARY COMPENSATION TABLE

                                        Annual compensation
                                 --------------------------------
                                        Salary                       Long-term
                                 --------------------               compensation
     Name and Position    Year   In cash     Deferred      Bonus    # of options
     -----------------    ----   ---------   --------    --------   ------------

Dr. Andrew A. Pouring     1998   $ 72,000    $ 48,000                  35,000
 CEO & Chief Scientist    1997     72,000      48,000                  35,000
                          1996     60,798      40,531    $ 10,000      25,000

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees.

The conditions that would require repayment of deferred amounts have yet to occur. As of December 31, 1998, an aggregate of $714,039 in deferred salaries is owed to current and former employees, including $298,981 owed to Dr. Pouring.

For many years through December 31, 1998, Dr. Pouring has been deferring 40% of his annual salary. On January 1, 1999, the percentage deferral was reduced to 30%.

In order to avoid long-term financial commitments, the Company does not have employment agreements with any of its personnel. The salaries of executive officers are set by the Board of Directors on an annual basis. Dr. Pouring's authorized annual salary was increased in 1997 for the first time since 1989.

With the exception of the granting of stock options, the Company does not pay its Named Executives any bonuses or any type of long-term compensation in the form of restricted stock awards, stock appreciation rights (SARs) or other form of long-term incentive plan payments.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


                       OPTION GRANTS IN LAST FISCAL YEAR

                                    Individual Grants
             -------------------------------------------------------------------
             Number of    % of total
            securities      options
            underlying    granted to
              options    employees in    Exercise     Market        Expiration
 Name         granted     fiscal year      price       price           date
 ----         -------     -----------      -----       -----       -------------

Pouring        35,000          30%          $.50       $.375        Dec. 7, 2008



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of securities    Value of unexercised
                                   underlying unexercised       in-the-money
                                      options/SARs at         options/SARs at
                                     December 31, 1998       December 31, 1998
          # of shares
          acquired on     Value         Exercisable/             Exercisable/
  Name     exercise     realized        unexercised             unexercised
--------  -----------   --------   ----------------------   -------------------

Pouring        -            -         163,816/220,066             $0/$0


With the exception of options to purchase 25,000 shares held by Dr. Pouring that are exercisable at $.75 per share, all options held by the Named Executives are exercisable at $.50 per share, which price was equal to the December 31, 1998 market price of the Company's publicly traded common stock.



            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth as of March 31, 1999 information relating to beneficial ownership by directors of the Company, directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than five percent of the currently issued and outstanding common stock of the Company. A reporting person is deemed to be the "beneficial owner" of a security if that person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. Under this definition, more than one person may be deemed to be a beneficial owner of securities as to which he has no record ownerhip interest. Beneficial ownership includes securities which the reporting person currently owns or has the right to acquire within sixty days through the exercise of currently exercisable options and warrants or through the conversion of preferred stock. Shares which the reporting person has the right to acquire are not deemed to be outstanding for computing the percentage of beneficial ownership of any other person. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


                           Total Beneficial Ownership
                           --------------------------

                              Common     Rights to    Total shares
                              shares      acquire     beneficially     Percent
 Name and address (1)         owned       shares         owned        of class
 --------------------       ---------    ---------     ---------      --------

Nuno Brandolini               111,726      405,150        516,876         2.9
Lawrence H. Hyde              394,986      824,714      1,219,700         6.7
Charles C. McGettigan       1,570,211    5,846,366      7,416,577  (3)   31.4
Andrew A. Pouring             688,239      163,816        852,055         4.8
Myron A. Wick, III          1,570,211    5,846,366      7,416,577  (3)   31.4

All directors & officers
 as a group (6 persons)     2,906,424    7,461,296     10,367,720        41.3

Herbert J. Mitschele, Jr.
  Far Hills, NJ               946,755      105,715      1,052,470         5.9

Proactive , et.al. (2)
  San Francisco, CA         2,748,457    9,593,146     12,341,603        44.8

-----------------------------
(1) The business address for each director and named executive officer is 23 Hudson Street, Annapolis, Maryland, 21401.
(2) Includes shares beneficially owned directly and indirectly by Proactive Partners, L.P. and several affiliated entities and individuals ("Proactive et.al."), as reported in a Form 13D filing with the Securities and Exchange Commission.
(3) Includes 7,127,577 shares beneficially owned by Proactive et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive et.al. Both individuals exercise shared voting and investment power with respect to such shares.



                           Rights to Acquire Shares
                           ------------------------
                                                                         Total
                                      Exercisable            Preferred rights to
                         Exercisable    (put)/   Exercisable   stock    acquire
        Name               options     call (2)    warrants  converted  shares
--------------------      ----------  ---------   ---------  --------- ---------

Nuno Brandolini              405,150                                     405,150
Lawrence H. Hyde             539,000   285,714                           824,714
Charles C. McGettigan (1)    289,000  (142,857)  3,414,510  2,285,713  5,846,366
Andrew A. Pouring            163,816                                     146,316
Myron A. Wick, III (1)       289,000  (142,857)  3,414,510  2,285,713  5,846,366

All directors & officers
 as a group (6 persons)    1,807,216   142,857   3,514,510  2,285,713  7,461,296

Herbert J. Mitschele, Jr.                           62,858     42,857    105,715

Proactive , et.al. (2)
  San Francisco, CA                   (285,714)  5,521,719  4,357,141  9,593,146

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

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



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

  10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.

  21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. - Delaware (both are inactive subsidiaries).

  23.a    Consent of C.L. Stewart & Company

  23.b    Consent of PricewaterhouseCoopers LLP

  24      Power of Attorney

  27      Financial Data Schedule


(b)   Reports on Form 8-K.

          None.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SONEX RESEARCH, INC.


April 12, 1999         By:           /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Principal Executive Officer

April 12, 1999         By:            /s/ George E. Ponticas
                              ----------------------------------
                              George E. Ponticas
                              Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 12, 1999                                  *
                              ----------------------------------
                              Myron A. Wick, III
                              Chairman of the Board of Directors

April 12, 1999                                  *
                              ----------------------------------
                              Nuno Brandolini
                              Vice Chairman of the Board of Directors

April 12, 1999                       /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Vice Chairman of the Board of Directors

April 12, 1999                                  *
                              ----------------------------------
                              Lawrence H. Hyde
                              President and Director

April 12, 1999                                  *
                              ----------------------------------
                              Charles C. McGettigan
                              Director

--------------------

* Executed on behalf of these persons by George E. Ponticas, a duly appointed attorney-in-fact of each such person.


      /s/ George E. Ponticas
----------------------------------
George E. Ponticas, Attorney-In-Fact


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.

                      SONEX RESEARCH, INC. 1998 FORM 10-KSB


                                                                   EXHIBIT 23.a

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated March 10, 1999 appearing on page 13 of this Form 10-KSB.

/s/C.L. STEWART & COMPANY

Annapolis, Maryland
April 12, 1999


                                                                   EXHIBIT 23.b

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated April 8, 1997 appearing on page 13 of this Form 10-KSB.

/s/PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland
April 12, 1999


                                                                    EXHIBIT 24

                         APPOINTMENT OF ATTORNEY-IN FACT

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned Directors and Executive Officers of Sonex Research, Inc., a Maryland corporation that is subject to certain filing requirements with the Securities and Exchange Commission (SEC) and other regulatory agencies and governmental bodies, including but not limited to the Annual Report on Form 10-KSB and Registration Statements on Forms S-3 and S-8, hereby constitutes and appoints George E. Ponticas his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports and registration statements filed with the SEC and other regulatory agencies and governmental bodies, including amendments thereto and all other documents in connection therewith, granting unto said attorney-in-fact and agent full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        NAME                         POSITION                     DATE

 /s/Myron A. Wick, III
--------------------------     Chairman of the Board
Myron A. Wick, III                of Directors               September 16, 1998


 /s/Andrew A. Pouring
--------------------------     Vice Chairman of the
Andrew A. Pouring                 Board of Directors &
                                  Chief Executive Officer    September 16, 1998


 /s/Nuno Brandolini
--------------------------     Vice Chairman of the
Nuno Brandolini                   Board of Directors         September 16, 1998


 /s/Lawrence H. Hyde           President and Director        September 16, 1998
-------------------------
Lawrence H. Hyde


 /s/Charles C. McGettigan      Director                      September 16, 1998
--------------------------
Charles C. McGettigan