Form 10QSB
period 1999-03-31
SONEX RESEARCH INC
filed 1999-05-17
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999.




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

                                            YES   [x]       NO   [ ]



There were 17,774,018 shares of the Issuer's $.01 par value Common Stock outstanding at April 30, 1999.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of March 31, 1999 and December 31, 1998

     Statements   of   operations,   accumulated   deficit   and   comprehensive
     income/(loss) for the three- month periods ended March 31, 1999 and 1998

     Statements of paid-in capital for the period from January 1, 1997 through March 31, 1999

     Statements of cash flows for the three-month periods ended March 31, 1999 and 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,   December 31,
                           ASSETS                        1999         1998
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $    179,201  $    336,458
 Marketable securities, available-
   for-sale                                                29,460        29,460
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $25,690 in 1998                            93,470       102,485
 Prepaid expenses                                          28,079        28,837
 Loans to officers and employees                           22,500        27,500
                                                     ------------  ------------
   Total current assets                                   352,710       524,740

Patents and technology, net of accumulated
  amortization of $66,868 in 1999 and
  $63,718 in 1998                                         241,477       243,600

Property and equipment, net of accumulated
  depreciation of $409,378 in 1999 and
  $407,128 in 1998                                         34,218        34,532
                                                     ------------  ------------

           Total assets                              $    628,405  $    802,872
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     57,147  $     46,979
 Accrued subcontract costs on uncompleted contracts                      16,456
 Deferred compensation                                    772,604       765,516
                                                     ------------  ------------
     Total current liabilities                            829,751       828,951
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,662,518 in 1999 and
   17,642,860 in 1998                                     176,625       176,429
 Additional paid-in capital                            20,232,055    20,209,503
 Accumulated other comprehensive income,
   representing unrealized increase in value of
   marketable securities                                   29,460        29,460
 Accumulated deficit                                  (20,654,886)  (20,456,871)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (201,346)      (26,079)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    628,405  $    802,872
                                                     ============  ============


















    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT
                         AND COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)




                                                 Three months ended March 31,
                                                 ----------------------------
                                                   1999                1998
                                                   ----                ----

Revenue
  Development contracts                       $     38,800        $     52,205
  Subcontracts                                                          20,772
                                              ------------        ------------
                                                    38,800              72,977
                                              ------------        ------------
Costs and expenses
  Research and development                         156,597             128,288
  Cost of subcontracts                                                  19,220
  General and administrative                        83,404              72,598
                                              ------------        ------------

                                                   240,001             220,106
                                              ------------        ------------

Net loss from operations                          (201,201)           (147,129)

Other income and expense
  Investment and other income                        3,186               4,006
  Gain on sale of marketable securities
                                              ------------        ------------

Net loss                                          (198,015)           (143,123)

Accumulated deficit
  Beginning of period                          (20,456,871)        (20,186,509)
                                              -------------       ------------

  End of period                               $(20,654,886)       $(20,329,632)
                                              ============        ============


Net loss per share                                    $.01                $.01
                                                      ====                ====


Weighted average number of common
  shares outstanding                            17,642,435          17,475,378
                                              ============        ============


Comprehensive income/(loss):

Net loss                                      $   (198,015)       $   (143,123)

Other comprehensive income - unrealized
  gains on marketable  securities:
     Arising during the period
     Reclassification of gains
      reported in income
                                              -------------       ------------

Total comprehensive income/(loss)             $   (198,015)       $   (143,123)
                                              ============        ============












    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)



                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.

Balance, January 1, 1997        1,550,001$15,500 16,214,020$162,140 $19,165,535

January through December
 option exercises          $.50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through December -
 option exercises           .50                     181,500   1,815      88,935
March - for services        .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
September - for services    .44                      26,813     268      11,463
December - for services     .50                      12,692     127       6,219
Compensation - stock options                                              5,000
Compensation - grant of
 stock options                                                           11,161
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503

March - for services        .44                      20,975     210       9,098
Correction of stock ledger                           (1,317)    (13)         13
Compensation - stock options                                              6,000
Compensation - grant of
 stock options                                                            7,440
                                --------- ------ ---------- -------  ----------

Balance, March 31, 1999         1,540,001$15,400 17,662,518$176,625 $20,232,055
                                ========= ====== ========== ======= ===========































    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $  (198,015)   $ (143,123)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                              2,250        3,000
   Amortization of patents and technology                    3,150        3,600
   Compensation - stock options                              7,440       11,161
   Current charges paid in stock or options                 15,308       12,500
   Gain on sale of marketable securities
   (Increase) decrease in accounts receivable                9,015      170,000
   (Increase) decrease in prepaid expenses                     758        4,439
   Increase (decrease) in accrued liabilities                  800      (94,320)
                                                      ------------   -----------
Net cash used in operating activities                     (159,294)     (32,043)
                                                      ------------   -----------

Cash flows from investing activities
   Proceeds from sales of marketable securities
   (Increase) decrease in loans to employees                 5,000
   Acquisition of property                                  (1,936)      (5,651)
   Additions to patents and technology                      (1,027)         (98)
                                                      ------------   ----------
Net cash provided by (used in) investing activities          2,037       (5,749)
                                                      ------------   ----------

Cash flows from financing activities
   Issuance of stock - private placement
   Issuance of stock - exercise of options                               81,250
                                                      ------------   ----------
Net cash provided by financing activities                        0       81,250
                                                      ------------   ----------

Increase (decrease) in cash                               (157,257)      43,458

Cash
   Beginning of period                                     336,458      355,582
                                                      ------------   ----------
   End of period                                      $    179,201   $  399,040
                                                      ============   ==========




























    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


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


Note 4 - Deferred Compensation
-----------------------------

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

       The conditions that would require repayment of deferred amounts have yet to occur. From time to time, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock. As of March 31, 1999, an aggregate of $727,604 of wages so deferred by current and former employees remained unpaid and has been recorded as deferred compensation on the Company's balance sheet.


Note 5 - Income Taxes
---------------------

       The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1998, the Company had net operating loss ("NOL") and capital loss carryforwards of approximately $17.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. The Company's tax loss carryforwards are summarized as follows:

                        SONEX RESEARCH, INC. FORM 10-QSB



             Expiration                           NOL's           Capital
             ----------                           -----           -------

                1999                          $    900,078
                2000                             1,105,399
                2001                             1,748,874       $ 201,681
                2002                             1,837,965         133,400
                2003                             1,344,816         365,147
             2003 - 2012                         9,180,907
                2018                               433,915
                                              ------------       ---------
                                              $ 16,551,954       $ 700,228
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

       The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 1999, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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

                        SONEX RESEARCH, INC. FORM 10-QSB



Common stock reserved for future issuance

       At March 31, 1999, a total of 17,355,273 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
             June 1999                                             1,048,536
             February 2000                                         3,098,214
             December 2000                                           340,000
             February 2002                                           167,759
             March 2002                                              220,000
                                                                  ----------
                                                                   6,635,937

Currently exercisable options, average exercise price
   of $.52 per share                                               3,391,966

Granted options becoming exercisable in the future                   464,750

Options available for future grants                                2,462,617

Conversion of preferred stock                                      4,400,003
                                                                  ----------

 Total shares reserved                                            17,355,273
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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


Forward-Looking Statements
--------------------------

       Sections of this Report, as well as all publicly disseminated material about the Company, contain information in the form of "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). Such statements are based on current expectations, estimates, projections and assumptions by management with respect to, among other things, trends affecting the Company's financial condition or results of operations and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the Company cautions shareholders, investors and prospective investors about significant factors which, among other things, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



Description of the business
---------------------------

       Sonex Research, Inc. ("Sonex" or the "Company") is engaged in the research, development and commercialization of a proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean Burn(TM) technology") which improves the combustion of fuel in engines through modification of the pistons in large engines or the cylinder heads in small engines. The SCS process, which has no moving parts, produces lower overall emissions at all engine speeds, particularly soot in diesel engines, and is self-driven by the combustion process.

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

       The SCS for direct-injected (DI) turbocharged diesel truck engines is being commercialized through cooperative programs with some of the largest foreign multi-national diesel engine manufacturers in the world. The goal of such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of Sonex pistons under license from the Company. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials and durability, manufacturing optimization, and other tests required before the start of full series production.

     In separate demonstration programs, three of these manufacturers have verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. A joint engine application program involving one of these foreign engine manufacturers, its component suppliers, and an independent engine testing firm, has been ongoing for several months. In this program, the Company's most recent advanced design innovation for DI diesel engines, referred to as the "SCS-AD", is being evaluated with the stated objective of meeting future stringent emissions limits with no exhaust aftertreatment devices. Also, testing of the SCS-AD is about to be completed at Sonex on an engine for a second manufacturer, following which the engine and the SCS pistons are to be shipped to the manufacturer for evaluation. Progress with a third international engine manufacturer, however, has slowed as a result of unfavorable economic and business conditions abroad. The U.S. patent for the SCS-AD invention issued in January 1999.

       The  Company's  interaction  with the U.S.  diesel  engine  industry  has increased following the November 1998 $1 billion settlement with the Environmental Protection Agency (EPA) and the Department of Justice to settle allegations that the companies used "defeat devices" that allowed their engines to emit more pollution on the road than in certification tests in order to achieve performance benefits. Sonex is awaiting an official response to its proposal submitted earlier this year to the EPA, the Justice Department, and the diesel engine manufacturers, calling for a cooperative effort to demonstrate that a new engine design variable exists in the piston-based SCS, complementary to modern diesel technology, allowing in-cylinder reduction of emissions as an alternative to exhaust aftertreatment. In the meantime, management has already visited several U.S. diesel engine manufacturers with the objective of accelerating the start of cooperative programs for application of the SCS to medium- and heavy-duty diesel truck engines that are the subject of the settlement as well as to other diesel engines for future production models of light trucks and sport utility vehicles.

       In addition to diesel truck engine applications, the Company also has successfully applied a patented starting system and modified combustion chamber design to the conversion of reliable, lightweight, spark-ignited (SI), two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled unmanned aerial vehicles (UAV's) by the military, to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels").

                        SONEX RESEARCH, INC. FORM 10-QSB



As heavy fuels are less volatile than gasoline, in addition to the UAV market, the Company is exploring a wide range of sustained commercial utility engine applications for its heavy fuel conversion technology to reduce the hazards associated with the storage of gasoline in buildings and on boats.

       As of March 31, 1999, the Company had five full-time employees and engaged the part-time services of three consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1998 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

       As of March 31, 1999, the Company had available cash and equivalents of approximately $180,000, marketable securities valued at approximately $30,000, and accounts receivable of approximately $94,000, including receivables from the U.S. Government of approximately $37,000. In April 1999 the Company's president exercised options for the purchase of 112,500 shares of the Company's common stock, providing the Company with additional funds totaling $56,250.

       Management cannot predict whether the Company will be successful in obtaining market acceptance of its technology and/or in negotiations with respect to licenses and royalty revenues. Based upon current and projected spending levels, however, management believes that available resources and expected revenue from current and potential contracts and other expected cash receipts will be sufficient to fund operations at least through December 31, 1999. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond 1999. There can be no assurance, however, that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company.


Results of operations
---------------------

       A net loss from operations of $201,201 was recorded for the first three months of 1999, as compared to $147,129 for the corresponding period in 1998, an increase of $54,072, or 37%. The increase in the loss was due to lower revenue in 1999 versus 1998, coupled with an increase in personnel costs from 1998 to 1999 resulting primarily from greater use of the services of consultants.


  Revenue and cost of subcontracts:
                                                   Three months ended March 31
                                                   ---------------------------
                                                      1999              1998
                                                      ----              ----

  Government/defense prime contracts               $  38,800        $   52,205
  Commercial contracts                                     0                 0
                                                   ---------        ----------
                                                      38,800            52,205
  Revenue from government/defense sub-contracts            0            20,772
                                                   ---------        ----------

  Total revenue                                    $  38,800        $   72,977
                                                   =========        ==========


  Cost of government/defense sub-contracts         $       0        $   19,220
                                                   =========        ==========

       Since 1997 the Company has obtained several military contracts for its small engine, heavy fuel technology, an application that has been developed only in the last few years. All contracts to date in this area have involved the conversion of commercial gasoline fueled engines used in UAV's and the like. Revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines.

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

                        SONEX RESEARCH, INC. FORM 10-QSB



earned while working together with manufacturers to optimize the results achieved on a particular manufacturer's engine, and, ultimately, license fees and royalty revenue once the Company's technology is placed into production engines by manufacturers. The future amounts of such other types of revenue, however, cannot be reasonably estimated.


       Research and development (R&D) expenses:

       R&D expenses for the first three months of the year increased by $28,309, or 22%, from $128,288 in 1998 to $156,597 in 1999, primarily as a result of an increase in personnel costs and project parts and supplies. The increase in the largest expense category, personnel costs, from $86,732 in 1998 to $109,338 in 1999, resulted from an increase in the wage rates of technical personnel beginning in 1999 and a higher amount of overtime pay, as well as from an increase in the compensation and expenses of the consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. This individual, a former officer of the Company, is compensated primarily in the form of restricted stock or stock options for services performed in Europe based on part-time service, while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. He was asked to spend considerably more time in Annapolis in the first quarter of 1999 as opposed to 1998.

     Project parts and supplies for the quarter increased from $10,149 in 1998 to $19,507 in 1999 due to greater expenditures for research not performed under contract, particularly with respect to the Company's heavy fuel engine work, as well as a result of a major purchase of testing fuel in the first quarter of 1999. In addition to fuel, project parts and supplies include engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate by period depending on the number and type of engines being tested and the timing of purchases of certain items.


       General and administrative (G&A) expenses:

       G&A expenses for the first quarter increased by $10,806, or 15%, from $72,598 in 1998 to $83,404 in 1999, as a decrease in professional fees of nearly $3,000 was more than offset by higher personnel costs, which rose from $41,983 in 1998 to $55,787 in 1999, or $13,804. The increase in personnel costs related almost entirely to an increase in the use of consulting services, particularly those of an individual who has been assisting the Company since late in 1998 in regard to business opportunities for the SCS heavy fuel engine technology, and to the execution in the first quarter of 1999 of a consulting agreement with the president of the Company, who is engaged on a part-time basis, to reflect an increase in the level of services provided.



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


May 14, 1999