Form 10QSB
period 1999-06-30
SONEX RESEARCH INC
filed 1999-07-29
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999.




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

                                            YES   [x]       NO   [ ]



There were 17,791,943 shares of the Issuer's $.01 par value Common Stock outstanding at July 27, 1999.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of June 30, 1999 and December 31, 1998

     Statements  of  operations,   accumulated   deficit   and   comprehensive
     income/(loss) for the three- and six- month periods ended June 30, 1999 and 1998

     Statements of paid-in capital for the period from January 1, 1997 through June 30, 1999

     Statements of cash flows for the six-month periods ended June 30, 1999 and 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,    December 31,
                           ASSETS                        1999         1998
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $     85,957  $    336,458
 Marketable securities, available-
   for-sale                                                29,460        29,460
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $25,690 in 1998                            84,938       102,485
 Prepaid expenses                                          25,071        28,837
 Loans to officers and employees                           26,500        27,500
                                                     ------------  ------------
   Total current assets                                   251,926       524,740

Patents and technology, net of accumulated
  amortization of $70,018 in 1999 and
  $63,718 in 1998                                         239,594       243,600

Property and equipment, net of accumulated
  depreciation of $411,628 in 1999 and
  $407,128 in 1998                                         89,923        34,532
                                                     ------------  ------------

           Total assets                              $    581,443  $    802,872
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     59,643  $     46,979
 Accrued subcontract costs on uncompleted contracts                      16,456
 Deferred compensation                                    784,304       765,516
                                                     ------------  ------------
     Total current liabilities                            843,947       828,951
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,791,943 in 1999 and
   17,642,860 in 1998                                     177,919       176,429
 Additional paid-in capital                            20,308,701    20,209,503
 Accumulated other comprehensive income,
   representing unrealized increase in value of
   marketable securities                                   29,460        29,460
 Accumulated deficit                                  (20,793,984)  (20,456,871)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (262,504)      (26,079)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    581,443  $    802,872
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT
                         AND COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)




                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------

Revenue
 Development contracts           $   80,000  $  114,165  $  118,800  $  166,370
 Subcontracts                                    29,900                  50,672
                                 ----------  ----------  ----------  ----------

                                     80,000     144,065     118,800     217,042
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Research & development             133,673     159,837     290,270     288,125
 Cost of subcontracts                            28,400                  47,620
 General & administrative            87,034      75,793     170,438     148,391
                                 ----------  ----------  ----------  ----------
                                    220,707     264,030     460,708     484,136
                                 ----------  ----------  ----------  ----------

Net loss from operations           (140,707)   (119,965)   (341,908)   (267,094)

Other (income)/expense
 Investment and other income          1,609       3,866       4,795       7,872
 Gain on sale of marketable
  securities                                     31,866                  31,866
                                 ----------  ----------  ----------  ----------

Net loss                           (139,098)    (84,233)   (337,113)   (227,356)

Accumulated deficit

 Beginning                       20,654,886  20,329,632  20,456,871  20,186,509
                                 ----------  ----------  ----------  ----------

 End                            $20,793,984 $20,413,865 $20,793,984 $20,413,865
                                 ==========  ==========  ==========  ==========



Net loss per share                    $.008       $.005       $.019       $.013
                                      =====       =====       =====       =====


Weighted average
 number of shares
 outstanding                     17,755,836  17,581,658  17,699,448  17,528,812
                                 ==========  ==========  ==========  ==========





Comprehensive income/(loss):

Net loss                         $ (139,098) $ ( 84,233) $ (337,113) $ (227,356)

Other comprehensive income -
  unrealized gains on marketable
  securities:
     Arising during the period                  102,293                 102,293
     Reclassification of gains
      reported in income                        (14,993)                (14,993)
                                 ----------  ----------  ----------  ----------

Total comprehensive income/(loss)$ (139,098) $    3,067  $ (337,113) $ (140,056)
                                 ==========  ==========  ==========  ==========



    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.


Balance, January 1, 1997        1,550,001$15,500 16,214,020$162,140 $19,165,535

January through December
 option exercises          $.50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through December -
 option exercises           .50                     181,500   1,815      88,935
March - for services        .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
September - for services    .44                      26,813     268      11,463
December - for services     .50                      12,692     127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation                                                            44,644
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503

March - for services        .44                      20,975     209       9,099
April - exercise of options .50                     112,500   1,125      55,125
June - for services         .46                      17,925     179       8,071
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                12,000
Amortization of deferred
 compensation                                                            14,880
                                --------- ------ ---------- -------  ----------

Balance, June 30, 1999          1,540,001$15,400 17,791,943$177,919 $20,308,701
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $  (337,113)   $ (227,356)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                             4,500         6,000
   Amortization of patents                                  6,300         7,200
   Amortization of deferred compensation                   14,880        22,322
   Current charges paid in stock or options                29,558        18,462
   Gain on sale of marketable securities                                (31,866)
   (Increase) decrease in accounts receivable              17,547        76,692
   (Increase) decrease in prepaid expenses                  3,766        10,150
   Increase (decrease) in accrued liabilities              14,996       (66,458)
                                                      -----------    ----------
Net cash used in operating activities                    (245,566)     (184,854)
                                                      -----------    ----------
Cash flows from investing activities
 Proceeds from sales of marketable securities                            31,866
 (Increase) decrease in loans to employees                  1,000        (3,624)
 Acquisition of property and equipment                    (59,891)       (9,428)
 Additions to patents                                      (2,294)      (10,184)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (61,185)        8,630
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - private placement
   Issuance of stock - exercise of options                 56,250        86,250
                                                      -----------    ----------
Net cash provided by financing activities                  56,250        86,250
                                                      -----------    ----------

Increase (decrease) in cash                              (250,501)      (89,974)

Cash
   Beginning of period                                    336,458       355,582
                                                      -----------   -----------
   End of period                                      $    85,957   $   265,608
                                                      ===========   ===========




























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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


Note 3 - Patents
----------------

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


Note 4 - Deferred Compensation
------------------------------

       In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees. The conditions that would require repayment of deferred amounts have yet to occur. From time to time, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock. As of June 30, 1999, an aggregate of $739,304 of wages so deferred by current and former employees remained unpaid and has been recorded as deferred compensation on the Company's balance sheet.


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

       The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 1999, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Stock options

       The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through June 2009.

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


Common stock reserved for future issuance

       At June 30, 1999, a total of 16,194,237 shares of common stock were reserved by the Company for issuance for the following purposes:

                        SONEX RESEARCH, INC. FORM 10-QSB



                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
             February 2000                                         3,098,214
             December 2000                                           340,000
             February 2002                                           167,759
             March 2002                                              220,000
                                                                  ----------
                                                                   5,587,401

Currently exercisable options, average exercise price
   of $.52 per share                                               3,315,966

Granted options becoming exercisable in the future                   511,250

Options available for future grants                                2,379,617

Conversion of preferred stock                                      4,400,003
                                                                  ----------

   Total shares reserved                                          16,194,237
                                                                  ==========


       In June 1999 warrants for the purchase of 1,048,536 shares of common stock, issued in June 1994 and having a current exercise price of $.75 per share, expired unexercised. From January 1, 1999 through June 30, 1999, the Company had the following activity in options to purchase shares of common stock under the Plan:

                                             Weighted                  Weighted
                                              average                   average
                                     # of    exercise   # of shares    exercise
                                    shares     price    exercisable      price
                                  ---------  --------   -----------    --------

Unexercised at January 1, 1999    3,856,716    $.52      3,391,966       $.52

 Granted/becoming exercisable       131,000     .50         84,500        .50
 Exercised                         (112,500)    .50       (112,500)       .50
 Lapsed                             (48,000)    .50        (48,000)       .50
                                  ---------             -----------

Unexercised at June 30, 1999      3,827,216    $.52      3,315,966       $.52
                                  =========  ========   ==========     ========



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

                        SONEX RESEARCH, INC. FORM 10-QSB


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


Forward-looking statements
--------------------------

       Sections of this Report, as well as all publicly disseminated material about the Company, contain information in the form of "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). Such statements are based on current expectations, estimates, projections and assumptions by management with respect to, among other things, trends affecting the Company's financial condition or results of operations and the impact of competition. Words such as "expects", "anticipates", "plans", "believes", "estimates", variations of such words, and similar expressions are intended to identify such statements that include, but are not limited to, projections of revenues, earnings, cash flows and contract awards. Such statements are not guarantees of future performance and involve risks and uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, the
Company cautions shareholders, investors and prospective investors about significant factors which, among other things, have in some cases affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.


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

     In separate demonstration programs, three of these manufacturers have verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. A joint engine application program involving one of these foreign engine manufacturers, its component suppliers, and an independent engine testing firm, has been ongoing since last year. In this program, the Company's most recent advanced design innovation for DI diesel engines, referred to as the "SCS-AD", is being evaluated with the stated objective of meeting future stringent emissions limits in a production engine in combination with other fuel system improvements, with no exhaust aftertreatment devices such as catalytic converters or particulate traps. Also, testing of the SCS-AD is about to be

                        SONEX RESEARCH, INC. FORM 10-QSB


completed at Sonex on an engine for a second manufacturer, following which the engine and the SCS pistons are to be shipped to the manufacturer for evaluation. Progress with a third international engine manufacturer, however, has slowed as a result of unfavorable economic and business conditions abroad.

       The  Company's  interaction  with the U.S.  diesel  engine  industry  has increased following the November 1998 $1 billion settlement with the Environmental Protection Agency (EPA) and the Department of Justice to settle allegations that the companies used "defeat devices" that allowed their engines to emit more pollution on the road than in certification tests in order to achieve performance benefits. Sonex is awaiting an official response to its proposal submitted earlier this year to the EPA, the Justice Department, and the diesel engine manufacturers, calling for a cooperative effort to demonstrate that a new engine design variable exists in the piston-based SCS, complementary to modern diesel technology, allowing in-cylinder reduction of emissions as an alternative to exhaust aftertreatment. In the meantime, management has already visited several U.S. diesel engine manufacturers to present the improved test results demonstrated by the SCS-AD, with the objective of accelerating the start of cooperative programs for application of the SCS to medium- and heavy-duty diesel truck engines as well as to other diesel engines for future production models of light trucks and sport utility vehicles.

       In June one of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. This category of vehicle expands the potential market for the SCS DI diesel piston technology beyond the medium- and heavy-duty truck arena.

       In addition to diesel truck engine applications, the Company also has successfully applied a patented starting system and modified combustion chamber design to the conversion of reliable, lightweight, spark-ignited (SI), two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled unmanned aerial vehicles (UAV's) by the military, to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). The first of the Sonex heavy fuel engines ("HFE's") are now being deployed by the United States Marine Corps (USMC). Following the delivery early in 1998 of five prototype UAV engines that Sonex successfully converted from gasoline to heavy fuel operation for the USMC Systems Command in Quantico, Virginia, the Company received an order from the USMC to convert an additional forty gasoline engines used in the Dragondrone UAV. Sonex delivered these HFE's last summer, and the USMC is now deploying tactical UAV's aboard ship for the first time, as the Dragondrone UAV's with Sonex HFE's are in service in several locations around the world.

       The Company is exploring additional potential uses by the military for its HFE technology, as well as private sector opportunities. Operation of a light-weight engine on a high flash point fuel such as diesel, rather than gasoline, will reduce the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats.

       As of June 30, 1999, the Company had five full-time employees and engaged the part-time services of three consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1998 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

       As of June 30, 1999, the Company had available cash and equivalents of approximately $86,000, marketable securities valued at approximately $30,000, and accounts receivable of approximately $85,000. In July 1999 the Company received full payment of the amounts receivable at June 30, 1999, and realized cash proceeds from the sale of its marketable securities of approximately $43,500.

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

                        SONEX RESEARCH, INC. FORM 10-QSB


Results of operations
---------------------

      A net loss from operations of $341,908 was recorded for the first six months of 1999, as compared to $267,094 for the corresponding period in 1998, an increase of $74,814, or 28%. The increase in the loss was due to lower revenue in 1999 versus 1998, coupled with an increase in personnel costs from 1998 to 1999 resulting primarily from greater use of the services of consultants.


  Revenue and cost of subcontracts:
                                                     Six months ended June 30
                                                   ---------------------------
                                                      1999              1998
                                                      ----              ----

  Government/defense prime contracts               $  68,800        $  156,370
  Commercial contracts                                50,000            10,000
                                                   ---------        ----------
                                                     118,800           166,370
  Revenue from government/defense sub-contracts            0            50,672
                                                   ---------        ----------

  Total revenue                                    $ 118,800        $  217,042
                                                   =========        ==========


  Cost of government/defense sub-contracts         $       0        $   47,620
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


   Research and development (R&D) expenses:

       R&D expenses for the first six months of the year increased only $2,145, or 1%, from $288,125 in 1998 to $290,270 in 1999, as an increase in personnel costs was nearly offset by a decrease in parts, supplies and project costs and lower charges for depreciation and amortization of patents.

       The increase in the largest expense category, personnel costs, from $196,804 in 1998 to $213,822 in 1999, resulted from an increase in the wage rates of technical personnel beginning in 1999 and a higher amount of overtime pay, as well as from an increase in the compensation and expenses of the consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. This individual, a former officer of the Company, is compensated primarily in the form of restricted stock or stock options for services performed in Europe based on part-time service, while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. He was asked to spend considerably more time in Annapolis in the first half of 1999 as opposed to 1998.

       Parts, supplies and project costs for the first half decreased from $32,473 in 1998 to $26,289 in 1999. Project costs were significantly higher in 1998 due to a major production contract with the USMC in the second quarter of 1998. This increase was offset in part by greater expenditures in 1999 for research not performed under contract, particularly with respect to the Company's heavy fuel engine work, as well as a result of a major purchase of

                        SONEX RESEARCH, INC. FORM 10-QSB


testing fuel in the first quarter of 1999. In addition to fuel, parts and supplies include engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate by period depending on the number and type of engines being tested and the timing of purchases of certain items.


   General and administrative (G&A) expenses:

       G&A expenses for the first six months increased by $22,047, or 15%, from $148,391 in 1998 to $170,438 in 1999, as an increase in personnel costs, which rose from $78,873 in 1998 to $105,159 in 1999, or $26,286, was only partially offset by decreases in other expenses. The increase in personnel costs related almost entirely to an increase in the use of consulting services, particularly those of an individual who has been assisting the Company since late in 1998 in regard to business opportunities for the SCS heavy fuel engine technology, and to the execution in the first quarter of 1999 of a consulting agreement with the president of the Company, who is engaged on a part-time basis, to reflect an increase in the level of services provided.




                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the Company's security holders held on June 16, 1999, the holders of the Company's Common Stock re-elected Mr. Lawrence H. Hyde, and the holders of the Company's Preferred Stock re-elected Mr. Charles C. McGettigan and Mr. Myron A. "Mike" Wick, III, as Class I directors for terms expiring at the annual meeting held in the year 2002. No other matters were submitted to a vote of security holders during the second quarter of 1999.



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


July 27, 1999