Form 10QSB
period 1999-09-30
SONEX RESEARCH INC
filed 1999-11-01
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.




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

                                            YES   [x]       NO   [ ]



There were 17,828,866 shares of the Issuer's $.01 par value Common Stock outstanding at October 29, 1999.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of September 30, 1999 and December 31, 1998

     Statements   of   operations,   accumulated   deficit   and   comprehensive
     income/(loss) for the three- and nine-month periods ended September 30, 1999 and 1998

     Statements of paid-in capital for the period from January 1, 1997 through September 30, 1999

     Statements of cash flows for the nine-month periods ended September 30, 1999 and 1998

     Notes to financial statements

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,  December 31,
                           ASSETS                        1999         1998
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $     52,350  $    336,458
 Marketable securities, available-
   for-sale                                                              29,460
 Accounts receivable, including unbilled
   costs and estimated earnings on uncompleted
   contracts of $14,173 in 1999 and $25,690 in 1998        41,837       102,485
 Prepaid expenses                                          27,357        28,837
 Loans to officers and employees                           26,500        27,500
                                                     ------------  ------------
   Total current assets                                   148,044       524,740

Patents and technology, net of accumulated
  amortization of $73,168 in 1999 and
  $63,718 in 1998                                         241,678       243,600

Property and equipment, net of accumulated
  depreciation of $402,825 in 1999 and
  $407,128 in 1998                                         88,371        34,532
                                                     ------------  ------------

           Total assets                              $    478,093  $    802,872
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     55,340  $     46,979
 Accrued subcontract costs on uncompleted contracts                      16,456
 Deferred compensation                                    796,727       765,516
                                                     ------------  ------------
     Total current liabilities                            852,067       828,951
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 17,828,866 in 1999 and
   17,642,860 in 1998                                     178,289       176,429
 Additional paid-in capital                            20,335,733    20,209,503
 Accumulated other comprehensive income,
   representing unrealized increase in value of
   marketable securities                                                 29,460
 Accumulated deficit                                  (20,903,396)  (20,456,871)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (373,974)      (26,079)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    478,093  $    802,872
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT
                         AND COMPREHENSIVE INCOME/(LOSS)
                                   (Unaudited)




                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------

Revenue
 Development contracts           $   45,593  $   47,124  $  164,393  $  213,494
 Subcontracts                                                            50,672
                                 ----------  ----------  ----------  ----------

                                     45,593      47,124     164,393     264,166
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Research & development             132,353     136,583     422,623     424,708
 Cost of subcontracts                                                    47,620
 General & administrative            70,927      59,954     241,365     208,345
                                 ----------  ----------  ----------  ----------
                                    203,280     196,537     663,988     680,673
                                 ----------  ----------  ----------  ----------

Net loss from operations           (157,687)   (149,413)   (499,595)   (416,507)

Other (income)/expense
 Investment and other income          4,767       4,123       9,562      11,995
 Gain on sale of marketable
  securities                         43,508     215,278      43,508     247,144
                                 ----------  ----------  ----------  ----------

Net loss                           (109,412)     69,988    (446,525)   (157,368)

Accumulated deficit

 Beginning                       20,793,984  20,413,865  20,456,871  20,186,509
                                 ----------  ----------  ----------  ----------

 End                            $20,903,396 $20,343,877 $20,903,396 $20,343,877
                                 ==========  ==========  ==========  ==========



Net loss per share                    $.006      ($.004)      $.025       $.009
                                      =====       =====       =====       =====


Weighted average
 number of shares
 outstanding                     17,792,344  17,599,244  17,730,754  17,552,547
                                 ==========  ==========  ==========  ==========





Comprehensive income/(loss):

Net loss                         $ (109,412) $   69,988  $ (446,525) $ (157,368)

Other comprehensive income -
  unrealized gains on marketable
  securities:
     Arising during the period                       77                  10,404
     Reclassification of gains
      reported in income            (29,460)   (184,055)    (29,460)   (106,982)
                                 ----------  ----------  ----------  ----------

Total comprehensive income/(loss)$ (138,872) $ (113,990) $ (475,985) $ (253,946)
                                 ==========  ==========  ==========  ==========



    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Note: Retroactive effect has been given to all previously declared stock splits.


Balance, January 1, 1997        1,550,001$15,500 16,214,020$162,140 $19,165,535

January through December
 option exercises          $.50                     352,834   3,528     172,889
January through June
 option exercises           .75                      17,000     170      12,580
March for cash              .75                     775,519   7,755     573,884
October -
 conversion (.35 to 1)            (10,000)  (100)    28,571     286        (186)
December for services      1.00                       5,962      60       5,902
Compensation - stock options                                            104,456
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1997      1,540,001 15,400 17,393,906 173,939  20,035,060

January through December -
 option exercises           .50                     181,500   1,815      88,935
March - for services        .625                     20,000     200      12,300
June - for services         .75                       7,949      80       5,882
September - for services    .44                      26,813     268      11,463
December - for services     .50                      12,692     127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation                                                            44,644
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503

March - for services        .44                      20,975     209       9,099
April - exercise of options .50                     112,500   1,125      55,125
June - for services         .46                      17,925     179       8,071
September - for services    .38                      36,923     369      13,593
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                18,000
Amortization of deferred
 compensation                                                            22,320
                                --------- ------ ---------- -------  ----------

Balance, September 30, 1999     1,540,001$15,400 17,828,866$178,289 $20,335,733
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                      -------------------------
                                                           1999          1998
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $  (446,925)   $ (157,368)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                             6,750         9,000
   Amortization of patents                                  9,450        10,800
   Amortization of deferred compensation                   22,320        33,483
   Current charges paid in stock or options                49,520        30,193
   Gain on sale of marketable securities                  (43,508)     (247,144)
   (Increase) decrease in accounts receivable              60,648       164,183
   (Increase) decrease in prepaid expenses                  1,480         5,222
   Increase (decrease) in accrued liabilities              23,116       (61,322)
                                                      -----------    ----------
Net cash used in operating activities                    (316,749)     (212,953)
                                                      -----------    ----------
Cash flows from investing activities
 Proceeds from sales of marketable securities              43,508       247,144
 (Increase) decrease in loans to employees                  1,000        (2,646)
 Acquisition of property and equipment                    (60,588)       (9,428)
 Additions to patents                                      (7,529)      (15,591)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (23,609)      219,479
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - private placement
   Issuance of stock - exercise of options                 56,250        90,750
                                                      -----------    ----------
Net cash provided by financing activities                  56,250        90,750
                                                      -----------    ----------

Increase (decrease) in cash                              (284,108)       97,276

Cash
   Beginning of period                                    336,458       355,582
                                                      -----------   -----------
   End of period                                      $    52,350   $   452,858
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


Note 2 - Presentation of Financial Statements
---------------------------------------------

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


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


Note 4 - Deferred Compensation
------------------------------

       In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees. The conditions that would require repayment of deferred amounts have yet to occur. From time to time, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock. As of September 30, 1999, an aggregate of $751,727 of wages so deferred by current and former employees remained unpaid and has been recorded as deferred compensation on the Company's balance sheet.


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

       The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 1999, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Stock options

       The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through September 2009.

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


Common stock reserved for future issuance

       At September 30, 1999, a total of 16,194,236 shares of common stock were reserved by the Company for issuance for the following purposes:

                        SONEX RESEARCH, INC. FORM 10-QSB



                         Purpose                                  # of shares
              -----------------------------                       -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000            571,428
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
             February 2000                                         3,098,214
             December 2000                                           340,000
             February 2002                                           167,759
             March 2002                                              220,000
                                                                  ----------
                                                                   5,587,401

Currently exercisable options, average exercise price
   of $.52 per share                                               3,403,216

Granted options becoming exercisable in the future                   687,500

Options available for future grants                                2,116,116

Conversion of preferred stock                                      4,400,003
                                                                  ----------

   Total shares reserved                                          16,194,236
                                                                  ==========


     In June 1999 warrants for the purchase of 1,048,536 shares of common stock, issued in June 1994 and having a current exercise price of $.75 per share, expired unexercised. From January 1, 1999 through September 30, 1999, the Company had the following activity in options to purchase shares of common stock under the Plan:

                                             Weighted                  Weighted
                                              average                   average
                                     # of    exercise   # of shares    exercise
                                    shares     price    exercisable      price
                                  ---------  --------   -----------    --------

Unexercised at January 1, 1999    3,856,716    $.52      3,391,966       $.52

 Granted/becoming exercisable       396,000     .50        173,250        .50
 Exercised                         (112,500)    .50       (112,500)       .50
 Lapsed                             (49,500)    .50        (49,500)       .50
                                  ---------             -----------

Unexercised at September 30, 1999 4,090,716    $.52      3,403,216       $.52
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

     In separate demonstration programs, three of these manufacturers have verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI turbocharged diesel engine for medium duty trucks while maintaining fuel consumption and power. A joint engine application program involving one of these foreign engine manufacturers, its component suppliers, and an independent engine testing firm, has been ongoing since last year. In this program, the Company's most recent advanced design innovation for DI diesel engines, referred to as the "SCS-AD", is being evaluated with the stated objective of meeting future stringent emissions limits in a production engine in combination with other fuel system improvements, with no exhaust aftertreatment devices such as catalytic converters or particulate traps. Initial testing of the SCS pistons has not taken place as expected due to delays in the testing schedule related todifficulties encountered by the engine testing firm with the very advanced, non-Sonex components being evaluated.

                        SONEX RESEARCH, INC. FORM 10-QSB


       Testing at Sonex of the SCS-AD on an engine for a second foreign engine manufacturer has moved forward following a recent visit from representatives of the engine manufacturer. They were satisfied with the progress made by Sonex toward several targets in transferring the experimental single-cylinder, naturally aspirated diesel SCS-AD design to the turbocharged six-cylinder engine supplied by the engine manufacturer, but also noted that further demonstrations of improvements towards other targets were needed. It was recently agreed that this testing will be done with electron-beam welded pre-production pistons to be made by the piston supplier. Delivery of the pre-production pistons is expected within the next few months and a new engine demonstration will be scheduled at that time. Progress with a third international engine manufacturer, however, has slowed as a result of unfavorable economic and business conditions abroad.

       In recent weeks the Company has initiated discussions with an overseas manufacturer of diesel engines used in off-road applications. Management hopes to reach agreement in the near future on a testing program for the evaluation of the SCS in one of these engines. Emissions standards for off-road engines are not as strict as those for commercial truck engines and lag several years behind as well; however, these requirements are being strengthened and Sonex intends to show that off-road diesel engines equipped with SCS technology will not require the use of various kinds of electronic controls that are currently being used in commercial truck engines to meet emissions requirements.

       The  Company's  interaction  with the U.S.  diesel  engine  industry  has increased following the November 1998 $1 billion settlement with the Environmental Protection Agency (EPA) and the Department of Justice to settle allegations that the companies used "defeat devices" that allowed their engines to emit more pollution on the road than in certification tests in order to achieve performance benefits. Sonex is awaiting an official response to its proposal submitted earlier this year to the EPA, the Justice Department, and the diesel engine manufacturers, calling for a cooperative effort to demonstrate that a new engine design variable exists in the piston-based SCS, complementary to modern diesel technology, allowing in-cylinder reduction of emissions as an alternative to exhaust aftertreatment. Sonex met with the EPA in September to discuss its proposal and present improved emissions data from recent tests of the SCS-AD. Since then, the Company has submitted individually tailored and updated versions of its proposal to three of the engine manufacturers. The Consent Decrees against each manufacturer were formally ordered entered by the Federal District Court on July 1, 1999, giving the manufacturers until the end of October 1999 to submit a list of projects for approval by the EPA and the
Department of Justice. A response from the government on the engine manufacturers' submissions is expected before year-end.

       Throughout this year, Sonex visited several U.S. diesel engine manufacturers to present the improved test results demonstrated by the SCS-AD, with the objective of accelerating the start of cooperative programs for application of the SCS to medium- and heavy-duty diesel truck engines as well as to other diesel engines for future production models of light trucks and sport utility vehicles. In June one of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. This category of vehicle expands the potential market for the SCS DI diesel piston technology beyond the medium- and heavy-duty truck arena.

       Discussions are ongoing with other U.S. engine manufacturers; however, no specific programs have been defined as yet. The timing and nature of potential programs may depend on the outcome of the government's review of the public projects proposed by the manufacturers under the Consent Decrees.

     In addition to diesel truck engine applications, the Company also has successfully applied a patented starting system and modified combustion chamber design to the conversion of reliable, lightweight, spark-ignited (SI), two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled unmanned aerial vehicles (UAV's) by the military, to start and operate on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). Sonex-modified single-cylinder engines ("HFE's") are now being deployed by the United States Marine Corps (USMC). Following the delivery early in 1998 of five prototype UAV engines that Sonex successfully converted from gasoline to heavy fuel operation for the USMC Systems Command in Quantico, Virginia, the Company received an order from the USMC to convert an additional forty gasoline engines used in the Dragondrone UAV. Sonex delivered these HFE's in the summer of 1998, and the USMC is now deploying tactical UAV's aboard ship for the first time, as the Dragondrone UAV's with Sonex HFE's are in service in several locations around the world.

       The Company is exploring additional potential uses by the military for its HFE technology, as well as private sector opportunities. Operation of a lightweight engine on a high flash point fuel such as diesel, rather than gasoline, reduces the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and aboard boats.

                        SONEX RESEARCH, INC. FORM 10-QSB


       In September 1999 Sonex completed a UAV two-cylinder HFE conversion demonstration under contract with the U.S. Naval Research Laboratory. The Navy is supportive of UAV technology and the integration of UAV's into shipboard operations. A supply of heavy fuel is readily available onboard ships, and the deployment of UAV's would not be hindered by the amount or type of fuel available. The Company also has provided preliminary proposals for the SCS HFE technology for UAV's to several defense contractors who planned to bid for the U.S. Army's current Tactical UAV procurement.

       Early in October 1999 the Company announced that it had been awarded a six-month, cost-plus fixed fee sub-contract, expected to be worth in excess of $300,000, by Innovation Marine Corp. of Sarasota, Florida, to convert an existing high performance gasoline engine for marine use to start and operate on heavy fuels. Successful conclusion of this feasibility demonstration, the submission of an engineering plan, and a critical design review could lead to follow-on projects for prototype conversion, design enhancements, and installation and operational assessment.

       As of September 30, 1999, the Company had five full-time employees and engaged the part-time services of two consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1998 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

       As of September 30, 1999, the Company had available cash and equivalents of approximately $52,000 and receivables from government contracts of approximately $42,000. Early in October 1999 the Company announced that it had been awarded a six-month, cost-plus fixed fee contract, expected to be worth in excess of $300,000, to convert an existing high performance gasoline engine for marine use to start and operate on heavy fuels.

       Management cannot predict whether the Company will be successful in obtaining market acceptance of its technology and/or in negotiations with respect to licenses and royalty revenues. Based upon current and projected spending levels, however, management believes that available resources and expected revenue from current and potential contracts and other expected cash receipts will be sufficient to fund operations at least through March 31, 2000. In the absence of the realization of significant revenues, additional capital may be necessary to fund operations beyond that date. There can be no assurance, however, that additional financing, if required, will be available when needed or, if available, that its terms will be favorable or acceptable to the Company.


Results of operations
---------------------

      A net loss from operations of $499,595 was recorded for the first nine months of 1999, as compared to $416,507 for the corresponding period in 1998, an increase of $83,088, or 20%. The increase in the loss was due to lower revenue in 1999 versus 1998, coupled with an increase in personnel costs from 1998 to 1999 resulting primarily from an increase in the wage rates of non-executive personnel beginning in 1999 and greater use of the services of consultants.


  Revenue and cost of subcontracts:
                                                 Nine months ended September 30
                                                  ----------------------------
                                                      1999              1998
                                                      ----              ----

  Government/defense prime contracts               $ 114,393        $  193,494
  Commercial contracts                                50,000            10,000
                                                   ---------        ----------
                                                     164,393           203,494
  Revenue from government/defense sub-contracts            0            50,672
                                                   ---------        ----------

  Total revenue                                    $ 164,393        $  264,166
                                                   =========        ==========


  Cost of government/defense sub-contracts         $       0        $   47,620
                                                   =========        ==========

                        SONEX RESEARCH, INC. FORM 10-QSB


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


   Research and development (R&D) expenses:

       R&D expenses for the first nine months of the year decreased by $2,085, or 1%, from $424,708 in 1998 to $422,623 in 1999, as an increase in personnel costs was offset by a decrease in parts, supplies and project costs and lower charges for depreciation and amortization of patents.

       The increase in the largest expense category, personnel costs, from $300,846 in 1998 to $318,935 in 1999, resulted from an increase in the wage rates of technical personnel beginning in 1999 and a higher amount of overtime pay, as well as from an increase in the compensation and expenses of the consultant who serves as the Company's R&D supervisor and corporate liaison in Europe. This individual, a former officer of the Company, is compensated primarily in the form of restricted stock for services performed in Europe based on part-time service, while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. He was asked to spend more time in Annapolis in the first nine months of 1999 as opposed to 1998. Related charges totaled $62,658 in 1999 and $57,556 in 1998.

     Parts, supplies and project costs for the first nine months of the year decreased from $44,347 in 1998 to $34,402 in 1999. Project costs were significantly higher in 1998 due to a major production contract with the USMC in the second quarter of 1998. This decrease was offset in part by greater expenditures in 1999 for research not performed under contract, particularly with respect to the Company's heavy fuel engine work, as well as a result of a major purchase of testing fuel in the first quarter of 1999. In addition to fuel, parts and supplies include engine parts and other items used or consumed in engine testing and in the machine shop. Related costs fluctuate by period depending on the number and type of engines being tested and the timing of purchases of certain items.


   General and administrative (G&A) expenses:

       G&A expenses for the first nine months increased by $33,020, or 16%, from $208,345 in 1998 to $241,365 in 1999, as an increase in personnel costs, which rose from $122,024 in 1998 to $157,877 in 1999, or $35,853, was only partially offset by decreases in other expenses. The increase in personnel costs related almost entirely to an increase in the use of consulting services, particularly those of an individual who has been assisting the Company since late in 1998 in regard to business opportunities for the SCS heavy fuel engine technology, and to the execution in the first quarter of 1999 of a consulting agreement with the president of the Company, who is engaged on a part-time basis, to reflect an increase in the level of services provided.


   Gain on sale of marketable securities:

       The marketable securities previously held represented holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary. Gains on the sale of these securities decreased from $247,144 for the first nine months of 1998 to $43,508 for the corresponding period in 1999, a decrease of $203,636, as the majority of the Company's holdings were liquidated during 1998. The remaining holdings were sold during the third quarter of 1999. Overall, from 1996 through 1999, the Company realized gains (net proceeds) from the sale of these securities of $359,064.

                        SONEX RESEARCH, INC. FORM 10-QSB





                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)    Reports on Form 8-K:

     On October 8, 1999 the Registrant filed a Current Report on Form 8-K to disclose that it has been awarded a six-month, cost-plus fixed fee sub-contract, expected to be worth in excess of $300,000, by Innovation Marine Corp. of Sarasota, Florida, to convert an existing high performance gasoline engine for marine use to start and operate on heavy fuels.




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


October 29, 1999