Form 10KSB
period 1999-12-31
SONEX RESEARCH INC
filed 2000-03-30
CIK 723312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 1999. Commission
                              file number 0-14465.



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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 15, 2000 was 18,293,169. The aggregate market value of voting stock held by non-affiliates of the Registrant was $7,646,223 as of March 15, 2000.


Revenues for the year ended December 31, 1999 were $324,286.


                   Documents Incorporated by Reference: None.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                         ITEM 1. DESCRIPTION OF BUSINESS

The Company
-----------

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, has developed a patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") which improves the combustion of fuel in engines through design modification of the pistons in large engines or the cylinder heads in small engines. Variations of the Company's technology have been applied to all types of internal combustion engines, including those used in personal and commercial vehicles (automobiles, trucks, buses, boats, motorcycles) as well as engines used in fixed or portable utility applications (motor generator sets, pumps, chain saws), whether spark ignited (SI) or compression ignited (CI), carburetted or fuel injected, using gasoline, diesel, alcohol and/or other fuels.

The Company's objective is to execute broad agreements with engine manufacturers and their piston suppliers for industrial production of SCS pistons under license from Sonex. Sonex concentrates its commercial efforts on the application of the SCS to the reduction of exhaust emissions in direct injected (DI) turbocharged diesel engines.

Management believes that the Company's piston-based emissions reduction enabling technology for DI diesel engines, which changes only a single engine component while introducing no additional parts and is self-driven by the combustion process, can be an alternative to exhaust aftertreatment. Evidence to date shows that the SCS is a significant new engine design variable, and that the synergy of the SCS in combination with exhaust gas recirculation (EGR) can enable in-cylinder emissions reduction to meet future regulatory standards.

The primary achievements of the SCS DI diesel engine technology are as follows:

      o    reduction of exhaust emissions in vehicular diesel engines

      o    potential elimination of exhaust aftertreatment systems

      o    equal fuel consumption

      o    potential for lower cost, less complexity and greater reliability

In addition, the Company, in its laboratory and under contract with the U.S. military and defense contractors, has applied the SCS to the conversion of small gasoline engines to operate on military heavy fuels in a variety of applications.


Employees
---------

As of March 15, 2000, the Company had five full-time employees and one part-time employee, and engages the part-time services of two consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


Caution regarding forward-looking statements
--------------------------------------------

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

Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



Factors that could cause actual results to differ materially include, but are not limited to, the following:

      o    ability to secure financing necessary to fund future operations

      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

      o    ability to demonstrate commercial viability of SCS technology

      o    ability to attract and retain skilled personnel

      o    changes in general economic conditions

      o    competition


Potential benefits of the SCS in the reduction of emissions
-----------------------------------------------------------

Government agencies around the world continue to mandate increasingly more strict requirements for the reduction of allowable diesel truck emissions, specifically with respect to smoke/particulates and NOx (oxides of nitrogen). The use of costly electronic controls and ultra-high pressure injection systems, including the new "common rail" injection systems that are integral to the engine itself, may permit truck manufacturers to attain some of these reductions; however, it is unlikely any one emissions reduction technique will enable manufacturers to meet the emission standards to be implemented in the next few years.

High pressure injectors may reduce smoke/particulates, but they also increase NOx emissions while doing so. Manufacturers, therefore, may be able to eliminate equipment such as particulate traps, but they likely will need de-NOx catalytic converters, further retard of injection timing, and replenishment chemicals, leading to an increase in fuel consumption and additional maintenance, all at a significantly higher cost. Management believes that the Company's diesel technology, which primarily requires a change of piston design, under various conditions causes a reduction in smoke/particulates, carbon monoxide (CO), hydrocarbons (HC), and NOx by significant amounts while maintaining brake specific fuel consumption (BSFC) and power. In tests conducted in modern turbocharged engines of several manufacturers, fitted with a variety of Sonex pistons, including aluminum screw assembled pistons (SAP) and electron beam welded (EBW) pistons, using an earlier SCS piston design, the Company has demonstrated that the SCS may reduce smoke/particulate emissions in excess of 40% and HC emissions by 5%, while maintaining equal NOx emissions at future targets and BSFC approximately equal to that of the stock engine.

The ability of the SCS to reduce soot emissions has an added benefit towards the reduction of NOx in diesel engines. Many manufacturers are turning to using exhaust gas recirculation (EGR) to reduce NOx. (EGR is inert exhaust gas recycled and pumped back into the engine cylinders for the next combustion cycle.) EGR can significantly reduce NOx, but the soot recirculated with EGR can increase particulate emissions and increase engine wear. The SCS acts to reduce both the engine wear and the quantity of particulates in the emissions by significantly reducing the soot content of the emissions.

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


Targeted applications
---------------------

Ongoing SCS demonstration and development programs at various stages of completion with some of the largest multi-national diesel engine original equipment manufacturers (OEMs) in the world target engines used in medium and heavy duty trucks. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex and tested by the engine manufacturer in its laboratories, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials, and durability, manufacturing optimization, and other tests required before the start of full series production.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


The Company has completed separate demonstration programs with some of the largest multi-national diesel engine OEMs in the world, and each has verified and accepted that the SCS can substantially reduce particulate emissions at future NOx levels in a DI diesel engine for medium duty trucks while maintaining fuel consumption and power. Tests conducted by one of these manufacturers showed that an engine using SCS-modified pistons along with EGR could attain future U.S. and European emissions targets when OEM type production pistons become available. In-house testing of the Company's most recent patented design innovation for vehicular DI diesel engines, referred to as the "SCS-AD", yields more impressive results than earlier designs. The SCS-AD, when coupled with EGR, achieves significant reductions in soot and NOx emissions with no fuel penalty.

Sonex has now reached the next stage with these programs, that is, optimization of the piston design for the fabrication of pre-production pistons. The engine manufacturers have stated that the SCS benefits could be in lower cost and less complexity. These factors are now being addressed by the Company and its customers. Continued revision of emissions limits, however, has challenged Sonex to produce piston designs that reduce both NOx and soot, leading to a delay in successful commercialization of the SCS.

The Company also has successfully applied a patented SCS starting system and modified combustion chamber design to the conversion of reliable, lightweight, SI, 2-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military unmanned aerial vehicles (UAVs) to start and operate on JP-5 standard military fuel (also referred to as "heavy fuel"). The Sonex heavy fuel engines (HFEs) achieve power and fuel consumption substantially equal to that of the stock gasoline engines and provide dependable performance over the full engine operating range without "knocking", which has been a major shortcoming of other heavy fuel conversion technologies.

As heavy fuels are less volatile than gasoline, in addition to the UAV market, the Company is examining a wide range of sustained commercial utility engine applications for its heavy fuel conversion technology to reduce the hazards associated with the storage of gasoline in buildings and on boats. Over the past few months, Sonex has also been applying its heavy fuel technology to a 4-stroke engine in connection with a contract with the U.S. military.


Overview of SCS design modifications; In-house test results
-----------------------------------------------------------

The SCS engine design modifications for heavy fuel operation in SI two-stroke engines, based on the Sonex U.S. Patent 5,855,192 issued January 5, 1999, consist of modified cylinder heads and special combustion chamber inserts housing the proprietary SCS technology. The SCS conversion aims to maintain the gasoline engine's stock carburetion, intake and exhaust port timing, intake and exhaust systems, ignition system, ignition timing, compression ratio and weight. The SCS starting system employs heaters similar to those used in a diesel engine.

The patented SCS for DI diesel engines improves the process of combustion through a combination of chemical and fluid dynamic effects that occur by modifying the engine's combustion chamber and the processes occurring within that chamber. SCS DI diesel designs integrate one or more cavities as microchambers which form a ring around the piston bowl, with each microchamber positioned in line with a spray from the fuel injector. The microchambers perform as reservoirs that produce active chemical species (partially reacted charges) which are expelled at high velocity to enhance combustion and burn the soot cloud. The microchambers are connected to the piston bowl by tunnel- like vents that control the amount of fuel and air that enter the microchamber and also control the amount of turbulence that is created when gases jet out of the microchambers through these vents into the piston bowl. The position of the microchambers is a critical factor in controlling the temperature of the microchamber and the rate of reaction of gases that may be resident in the microchamber at any one time.

The SCS-AD, based on the Sonex U.S. Patent 5,862,788 issued January 26, 1999, is the latest invention in the series for the SCS for DI diesel engines and involves re-arrangement of SCS features to exploit new fundamental understandings of fluid dynamics. The key feature of the SCS-AD is the presence of improved micro-chambers in the piston which produce and conserve intermediate and radical chemical species from a small portion of the incoming fuel. The expulsion of these materials at high velocity enhances turbulence mixing, achieving better than a 50% soot reduction and a 15% NOx reduction in the Sonex single cylinder, DI, normally aspirated research engine with no change in injection timing. SCS generated radical chemical species from a similar design are also being used at Sonex to achieve radical assisted, 4-stroke combustion and therefore represent a major step forward in combustion engineering.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


Application of the SCS for achieving reduced diesel emissions is highly leveraged when used with EGR, allowing enhanced ignition with low soot production in the presence of large amounts of EGR. In the Sonex single cylinder research engine, the synergy of SCS and EGR (at levels up to 45 percent) produced far greater NOx reduction than the same engine without EGR over a range of loads and speeds while maintaining the same soot level. Typically, without the SCS, a high level of NOx- reducing EGR produces at least a three-fold increase in soot.

Sonex has also demonstrated that the SCS technology can be transferred to a modern turbocharged, intercooled DI diesel engine. Our most recent data from this engine clearly show the potential of the SCS where, with no fuel penalty, soot is reduced by 50% and NOx is reduced by 11% with no retard of injection timing or use of EGR. SCS pistons for this engine are now in pre-production using electron-beam welding for assembly.


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


DI diesel engine programs with foreign engine OEMs
--------------------------------------------------

On a continuing basis for the past few years, the Company has performed extensive design and development work on medium- and heavy-duty truck engines for large foreign multi-national diesel truck engine OEMs, in separate programs.

Funded development of Sonex pistons for industrial production for one of the foreign OEM's proceeded successfully through verification tests by the engine manufacturer of pre-production, finished, aluminum pistons, using an earlier SCS design, in an engine in its own facility. During 1998 and 1999 the Company, under contract with this OEM, participated with suppliers of the OEM's injection system and turbo-charger, and one of the world's leading independent engine R&D and testing firms, on a joint engine application program involving Sonex technology for eventual production in a DI turbo-charged, intercooled, mid-range diesel engine using high pressure electronically controlled injection, common rail high pressure, variable geometry turbocharger, cooled EGR, etc.

The manufacturer's objective is to meet future stringent emissions limits in the production version of this engine by use of the SCS technology, in combination with these other fuel system improvements, with no exhaust aftertreatment devices, such as catalytic converters or particulate traps. Based on all OEM and Sonex tests to date, with further optimization of traditional diesel parameters and EGR, the OEM hopes to achieve these particulate and NOx emissions goals.

Testing of the SCS pistons in 1999 was delayed due to difficulties encountered by the engine testing firm with the very advanced, non-Sonex components being evaluated. Late in 1999, however, the engine manufacturer moved to accelerate the schedule by taking over responsibility itself for evaluating the SCS piston design for its new low emission engine series. In February 2000 Sonex delivered pistons incorporating the SCS-AD to the engine manufacturer for testing in a complete six-cylinder engine. Results of these tests are expected in the near future. Management is hopeful that successful evaluation of the Sonex pistons will lead later this year to negotiations for further design optimization services and a license agreement.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


Promising test results at Sonex of the SCS-AD on a turbocharged six-cylinder DI diesel engine led a second foreign engine manufacturer last fall to engage its piston supplier to produce pre-production SCS pistons. Sonex is providing input into the piston design process and delivery of the pre-production pistons for further engine testing at the OEM is expected soon.

In cooperation with the engine OEMs, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. The most extensive collaboration has been with the former T&N Piston Products Group of the U.K., which was acquired in 1998 by Federal-Mogul Corp., a major supplier of engine components based in Southfield, Michgan. T&N invested significant funds internally in developing innovative and economical techniques of manufacturing Sonex pistons for series production, as well as performing finite element, thermal and stress analyses to examine the effects of stress on the Sonex piston under a variety of extreme conditions. Federal-Mogul, however, has indicated that it is not prepared to commit further internal funding to complete the work initiated by T&N, but is willing to cooperate with any engine OEM that would fund production development. In fact, Federal- Mogul currently is producing pre-production SCS pistons for one of the foreign engine OEMs discussed above.


U.S. diesel engine manufacturers
--------------------------------

In November 1998 seven diesel engine manufacturers completed negotiation of a $1 billion settlement with the Environmental Protection Agency (EPA) and the Department of Justice to settle allegations that the companies used "defeat devices" for the past several years that allowed their engines to emit more pollution on the road than in certification tests in order to achieve performance benefits. The settlement, in the form of Consent Decrees under the Clean Air Act, levied stiff civil penalties, required industry to accelerate the introduction of advanced anti-pollution controls on new engines, and included an industry obligation to fund millions of dollars of research and development in projects to lower emissions, including consideration of projects proposed by the public.

In January 1999 Sonex responded to the announcement by submitting a proposal to the EPA, the Justice Department, and the diesel engine manufacturers for a cooperative effort between Sonex, the diesel engine manufacturing industry, a major engine research facility, a major automotive piston manufacturer, and an advanced metal-forming parts manufacturer, to demonstrate that a new engine design variable exists in the piston-based SCS allowing in-cylinder reduction of emissions as an alternative to exhaust aftertreatment.

The Consent Decrees with each manufacturer were formally entered by the Federal District Court on July 1, 1999. The EPA held public hearings on the progress of the settlement in September 1999, December 1999 and March 2000, and early in 2000 approved the projects proposed by the diesel engine manufacturers under the Consent Decrees. After having reviewed limited publicly available information on the scope of these projects and having attended and addressed the December 1999 public hearing, Sonex believes that the potential benefits of the SCS in-cylinder piston based emissions reduction technology have not been recognized in the engine manufacturer responses.

The goal-oriented project descriptions provided by the engine manufacturers appear to place heavy emphasis on exhaust aftertreatment and alternative fuels, and do not include an assessment of technical feasibility. As a result, the potential role for SCS in-cylinder technology is limited to those projects that indicate that at least some investment will be made to refine or optimize the combustion system. Sonex will attempt to become a participant in projects of this scope, particularly by emphasizing the recent discoveries of the synergy of the SCS and EGR to achieve economical in- cylinder emissions reductions.

Before the Consent Decrees were entered, Sonex maintained correspondence with and visited several U.S. diesel engine manufacturers during 1999 to present the improved test results demonstrated by the SCS-AD. Last summer one of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. Tests conducted over the past few months at Sonex using SCS pistons in this engine are progressing, and Sonex expects to provide a preliminary report on results to the manufacturer later this year. Discussions are ongoing with other U.S. engine manufacturers as well; however, no specific programs have been defined as yet.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


Heavy fuel engines (HFEs)
-------------------------

The Company has successfully converted small, SI, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military  unmanned  aerial  vehicles  (UAV's)  to start and  operate  on JP5/JP8 standard military fuels (also referred to as "heavy fuels"). UAV's conduct short-range tactical reconnaissance while operating virtually unseen and unheard, taking pictures of battlefields and enemy installations and relaying them back to ground forces. Existing UAV engines in the military's inventory operate on gasoline. Because of safety and logistics concerns, however, all military small engines, such as those powering UAVs, eventually will be required to operate on less volatile, widely available heavy fuels used by jet aircraft and most military vehicles.

Under a "best efforts" feasibility demonstration contract from the U.S. Marine Corps (USMC) Systems Command in Quantico, Virginia, early in 1998 the Company delivered five prototype UAV heavy fuel engines (HFEs). Sonex successfully converted the existing SI, carburetted, 100cc single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel, leading the USMC to contract Sonex to convert an additional forty UAV engines used in the Dragondrone UAV. The USMC is now deploying tactical UAV's aboard ship for the first time, as the Dragondrone UAV's with Sonex HFE's are in service in several locations around the world.

Other demonstration programs have taken place under contract with the military and defense contractors. Also in 1998 Sonex completed a UAV HFE conversion feasibility demonstration for the U.S. Naval Air Warfare Center, Aircraft Division (the "Navy"), in Patuxent River, Maryland. Sonex converted the existing 350cc, two-stroke, carburetted, SI two cylinder gasoline engine used in the Pioneer UAV to heavy fuel operation, demonstrating starting and running at various loads and speeds with little visible smoke and without knock or detonation. Two feasibility demonstration Sonex HFE's were delivered to the Navy; however, the Company has since been informed that the Navy is planning to replace the engine used in the Pioneer. The Navy has indicated informally that Sonex will participate in the development of an HFE for the replacement engine. In recent months the Army and the Navy have awarded multi-year development contracts to major defense companies for next generation UAV's that will ultimately require HFEs. Sonex continues to discuss its HFE technology with these defense contractors.

By January 1999 the Company completed work on a Phase I Small Business Innovation Research (SBIR) Program contract awarded by the U.S. Naval Sea Systems Command (NAVSEA). Sonex demonstrated the feasibility of utilizing SCS technology to design a low-cost, small, rugged engine to fit in a 5-inch diameter cylinder, capable of starting and operating on shipboard-safe heavy fuels, for use in a small aircraft that would be suitable for launch from guns and missiles and for delivery by airdrop. The aspects of the design ruggedness and other interface requirements for potential transition opportunities were performed under subcontract by Science Applications International Corporation
(SAIC), an advanced technology firm with particular expertise in national defense concepts such as UAV's. The first transition opportunity identified for such an engine is in the Forward Air Support Munition (FASM), a gun-launched surveillance, targeting, and precision delivery air vehicle being developed by the Naval Surface Fire Support program office. SAIC is the designated prime contractor for the FASM Fleet Advanced Demonstration.

Late in 1999 the Company learned that its proposal for a Phase II award for the development of an operational prototype engine had been recommended based on technical merit, but Sonex did not receive a contract award due to a lack of funding for the program. Nevertheless, the Company expects to collaborate with SAIC on FASM and other HFE projects for the military.

In September 1999 Sonex completed an HFE conversion demonstration under contract with the U.S. Naval Research Laboratory (NRL) on a two-stroke, two cylinder, 290cc gasoline UAV engine. The Navy is supportive of UAV technology and the integration of UAV's into shipboard operations. A supply of heavy fuel is readily available onboard ships, and the deployment of UAV's would not be hindered by the amount or type of fuel available. NRL took delivery of two Sonex HFEs which were to be integrated into a pair of prototype UAVs that NRL is using as test beds for various UAV technologies and payloads.

The Company is assessing additional potential uses by the military for the SCS HFE technology, as well as private sector opportunities. Operation of a light-weight engine on high flash point fuels such as diesel and heavy fuels, will reduce the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats. The range of commercial applications is

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


particularly important to the military as it acquires off-the-shelf products powered by two-cycle engines and thereby continues to perpetuate the need for gasoline in the logistics system. Military applications for two-cycle HFEs include standby generators, water pumps, chainsaws, earth tampers and outboard engines. Sonex has submitted proposals to several military development sponsors suggesting a work program for optimization of the SCS heavy fuel conversion technology to fully examine, engineer and qualify an SCS implementation for military and commercial applications.

One such program on an alternative HFE application is already underway. Under a sub-contract from a prime contractor to the U.S. military, Sonex is examining the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled propulsion system for marine use to start and operate on heavy fuels. This demonstration of the SCS 4-stroke heavy fuel combustion technology is being conducted in a laboratory feasibility demonstrator single-cylinder engine at Sonex.

After analysis and design iteration, Sonex has fabricated a preliminary SCS screw-assembled piston for this engine that will produce and conserve intermediate and radical chemical species from a small portion of the incoming fuel to provide radical and spark ignition combustion of the JP-5. At this stage of the project, the feasibility demonstrator single-cylinder engine is starting and operating on JP-5 over a wide range of engine speeds and loads, with good fuel economy and without knocking. Progress reviews to date by the prime contractor and the military have been favorable; soon, Sonex hopes to receive a request for quotation for a follow-up contract for prototype conversion, design enhancements, and installation and operational assessment.


Patents and proprietary information
-----------------------------------

The Company has endeavored to protect its technology by filing for patents in the U.S. and in those foreign countries in which it may be able to commercialize the SCS. The most recent U.S. patents for the SCS DI diesel engine technology and the SCS heavy fuel engine technology were issued in January 1999.

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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



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

     Quarter ended:                        High             Low
                                        ---------          ------

        March 31, 1998                    $1.09             $.56
        June 30, 1998                       .84              .47
        September 30, 1998                  .75              .41
        December 31, 1998                   .65              .38
        March 31, 1999                      .63              .38
        June 30, 1999                       .56              .38
        September 30, 1999                  .53              .35
        December 31, 1999                   .47              .22
        Through March 15, 2000              .51              .31


 As of March 15, 2000, there were 18,293,169 shares issued and outstanding, with approximately 980 holders of record. The shares for approximately 2,800 additional beneficial owners of the Common Stock are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934. As of March 15, 2000, a total of 12,382,091 shares of the Company's Common Stock were reserved for issuance in connection with the conversion of preferred stock and the exercise of warrants and options.



       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                            AND RESULTS OF OPERATIONS


Accumulated losses; sources of capital
--------------------------------------

Since its inception in 1980, the Company has generated cumulative net losses in excess of $21 million. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings. For each of the last three years, however, revenues have increased substantially from prior levels.

Cash available at the beginning of 1999, combined with revenue from development and demonstration programs, met a significant portion of the Company's operating expenditure requirements for the year. Additional cash was provided by the exercise of stock options by management, primarily the Company's president, who exercised options for the purchase of 250,000 shares of common stock for a total of $125,000 during 1999. In February 2000 the Company received cash proceeds of $99,750 from the exercise of stock warrants to purchase 285,000 shares of its common stock.


Financial position and liquidity
--------------------------------

As of March 15, 2000, the Company had available cash and equivalents of approximately $80,000 and accounts receivable, all due from a U.S. military prime contractor, of approximately $133,000. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management is optimistic that the Company will have sufficient capital to fund operations through December 31, 2000. In the event

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


that the award of anticipated contracts is delayed or does not materialize, and in the absence of the realization of significant revenues, additional capital may be necessary to fund operations through and beyond that date. There is no assurance that such additional capital will be available or, if available, can be obtained on favorable terms.


Salary deferrals by employees
-----------------------------

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By written agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-officer employees. The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to December 31, 2000.


Results of operations
---------------------

Condensed comparative results:
------------------------------

                                                 1999       1998         1997
                                              ---------   ---------   ---------

  Gross revenue                               $ 324,286   $ 395,213   $ 417,588
  Cost of government/defense sub-contracts                  (69,326)   (111,750)
                                              ---------   ---------   ---------
    Net revenue                                 324,386     325,887     305,838
                                              ---------   ---------   ---------

  Research and development (R&D) expenses       632,441     583,196     558,526
  General and administrative (G&A) expenses     315,649     276,674     334,389
                                              ---------   ---------   ---------
    Total expenses                              948,090     859,870     892,915
                                              ---------   ---------   ---------

    Net loss from operations                   (623,804)   (533,983)   (587,077)

  Gain on sale of marketable securities          43,508     247,144      38,299
  Investment and other income                    10,181      16,477      18,782
                                              ---------   ---------   ---------

    Net loss                                  $(570,115)  $(270,362)  $(529,996)
                                              =========   =========   =========


While net revenue remained relatively the same in 1999 and 1998, the net loss from operations increased nearly $90,000, primarily as a result of higher personnel costs, including the costs of consultants. The net loss for 1999 is nearly $300,000 higher than the net loss for 1998 because, in addition to the higher personnel costs, $203,636 more in gains on the sale of marketable securities were realized in 1998 than in 1999.

Net revenue increased approximately $20,000 from 1997 to 1998, but the net loss from operations decreased approximately $53,000, as an increase in R&D expenses of almost $25,000 was more than offset by the combination of higher net revenue and a decrease in G&A expenses of nearly $58,000.

Gains on the sale of marketable securities represent the proceeds from the sale of the Company's holdings in the common stock of Digital Dictation, Inc. (acquired in 1998 by Medquist, Inc.), the corporation which in 1995 was merged with and into the Company's inactive former subsidiary, SonoChem, Inc. The Company liquidated most of this investment during 1998 when its value increased substantially. The balance of this investment was sold in 1999.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


     Revenue and cost of subcontracts:
     ---------------------------------
                                                 1999        1998        1997
                                              ---------   ---------   ---------

  Government/defense prime contracts          $ 222,866   $ 261,362   $  90,668
  Commercial contracts                          101,420      60,550     207,500
                                              ---------   ---------   ---------
                                                324,286     321,912     298,168
  Revenue from government/defense
       sub-contracts                                         73,301     119,420
                                              ---------   ---------   ---------

    Total revenue                             $ 324,286   $ 395,213   $ 417,588
                                              =========   =========   =========

  Cost of government/defense sub-contracts                $  69,326   $ 111,750
                                                          =========   =========

Total revenue decreased 18% from 1998 to 1999, after having decreased 5% from 1997 to 1998. Revenue in 1999 exclusive of subcontracts was nearly the same as that for 1998. Changes in annual revenues are subject to the number of funded contracts received, the timing of completion of those contracts, and the extent of related subcontracts. Revenue from commercial contracts, earned primarily in connection with the Company's DI diesel engine piston technology, is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Such revenue for 1999 and 1998 includes $100,000 and $50,000, respectively, for a joint engine application program for the development and testing of prototype SCS pistons for an engine OEM. Revenue for 1997 includes $90,000 related to the delivery of prototype Sonex pistons to another major international OEM, as well as $90,000 under a demonstration program to apply the SCS to a truck diesel engine for a third international OEM.

For the past three years the Company has obtained several military contracts for its heavy fuel engine (HFE) technology. All contracts to date in this area have involved the conversion of commercial gasoline fueled engines used in UAV's and the like to heavy fuel operation. Two such contracts in 1998 and 1997 also included subcontracts for services performed by outside firms in connection with the Company's prime contracts. The related revenue for these subcontracts is reported separately above, while payments to these subcontractors are reported as a separate line item of expenses as "Cost of subcontracts." There were no such subcontracts in 1999.

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


     Research and development (R&D) expenses:
     ----------------------------------------
                                                 1999        1998        1997
                                              ---------   ---------   --------

  Personnel (includes stock and options):
    Employee compensation                     $ 314,442   $ 281,886   $ 287,663
    Taxes & benefits                             42,761      39,676      41,071
    Consultants, including expenses             106,277      99,382      63,864
                                              ---------   ---------   ---------
    Total personnel                             463,480     420,944     392,598
  Project parts and supplies                     44,810      59,169      30,869
  Occupancy                                      44,044      46,939      43,263
  Depreciation, patent amortization
     and renewal fees                            61,455      33,614      58,048
  Software engineering                                        5,000      20,000
  Other expenses                                  7,364      17,530      13,748
                                              ---------   ---------   ---------

    Total R&D                                 $ 632,441   $ 583,196   $ 558,526
                                              =========   =========   =========

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


Total R&D expenses increased by $49,245, or 8%, from 1998 to 1999, as increases in personnel costs and depreciation and patent amortization were partially offset by a decrease in project parts and supplies and other expenses. Total R&D expenses increased by $24,670, or 4%, from 1997 to 1998, as increases in personnel costs and project parts and supplies were partially offset by decreases in software engineering fees, depreciation, and patent maintenance fees and amortization.

The increase in personnel costs from 1998 to 1999 of $42,536, or 10%, includes an increase in salaries of $32,556, or 12%, resulting primarily from an increase in the wage rates of non-officer technical personnel effective January 1, 1999 and the award of higher bonus compensation for 1999 versus 1998. While awarded in 1999, these bonuses remain accrued and will be paid only if the Company's cash flow is sufficient. Higher consulting charges were also incurred in 1999 related to the Company's R&D supervisor and corporate liaison in Europe. This individual, a former officer of the Company, is compensated primarily in the form of restricted stock for work performed in Europe based on part-time service, while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. In the fourth quarter of 1998 his annual rate of compensation was increased for the first time in several years, accounting for most of the increase in consulting charges from 1998 to 1999. (Compensation charges for stock issued for services is measured at the market price on the date of award or at the agreed-upon value of the services.) The remaining increase in consulting charges reflects an increase in the services of a consultant hired in late 1998 to assist in the preparation of the Company's proposal response to the Justice Department's Consent Decree against the diesel engine manufacturers. This consultant now serves as the program manager for the Company's 4-stroke heavy fuel engine contract with the military.

The increase in personnel costs from 1997 to 1998 of $28,346, or 7%, was due to a $35,518 increase in consulting charges offset by a $7,172 decrease in wages, taxes and benefits. Most of the increase in consulting expense relates to higher charges for the compensation and expenses of the Company's R&D supervisor and corporate liaison in Europe. He was asked to spend considerably more time in Annapolis for full-time services in 1998 as opposed to 1997. A further increase resulted from the hiring in late 1998 of the consultant who assisted with the response to the Consent Decree. The net decrease in wages, taxes and benefits consisted of an increase resulting from the resignation of an engineer in the second quarter of 1997 and the hiring of a new engineer in the fourth quarter of 1997, offset by a reduction in charges for compensation paid in the form of stock or options.

Project parts and supplies expense, which includes motor fuel, engine parts and other items used or consumed in engine testing and in the machine shop, decreased by $14,359, or 24%, from 1998 to 1999. Such costs fluctuate from year to year depending on the number and type of engines being tested. Charges were higher in 1998 because of greater expenditures for funded contracts and other research not performed under contract, particularly with respect to the Company's HFE work, than in either 1999 or 1997.

Occupancy expenses have remained relatively consistent for the past three years, primarily because the annual rent allocated to R&D, approximately $34,000, has not changed during that time. Rent expense is allocated 80% to R&D and 20% to G&A based on the proportionate share of floor space devoted to each category.

Total charges for depreciation, patent maintenance fees and amortization of the capitalized costs of patents and technology increased from $33,614 in 1998 to $61,455 in 1999, primarily because in 1999 the Company wrote-off approximately $25,500 in unamortized costs of patents abandoned while there was no such charge in 1998. From 1997 to 1998 the Company experienced a reduction in the total of such charges of $24,434 due to the fact that in 1997 the Company wrote-off approximately $24,500 in unamortized costs of patents abandoned. Software engineering charges for 1998 and 1997 represent amounts paid to the Company's former president for programming assistance with a technology design manual that is to be used to teach engineers from prospective customers how to incorporate the elements of the SCS into pistons.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


     General and administrative (G&A) expenses:
     ------------------------------------------

                                                 1999        1998        1997
                                              ---------   ---------   ---------

  Personnel (includes stock and options):
    Employee compensation                     $ 103,296   $ 110,079   $ 131,160
    Consulting fees                              71,115
    Other option compensation                    29,760      44,644      44,643
    Taxes & benefits                              9,374      12,066      15,601
                                              ---------   ---------   ---------
    Total personnel                             213,545     166,789     191,404
  Occupancy                                      11,406      11,398      12,106
  Travel                                         13,550      10,328      27,761
  Proxy solicitation & annual meeting            18,201      22,701      18,554
  Legal fees                                      2,069       8,120      21,641
  Audit fees                                      8,580       8,000      12,454
  Stock transfer agent fees                       9,027       9,565       8,106
  Other expenses                                 39,451      39,773      42,363
                                              ---------   ---------   ---------
    Total G&A                                 $ 315,649   $ 276,674   $ 334,389
                                              =========   =========   =========


Total G&A expenses increased by $38,975, or 14%, from 1998 to 1999 primarily due to the extensive use of consulting services in 1999, offset in part by slight decreases in salaries and payroll taxes. Total G&A expenses decreased by $57,715, or 17%, from 1997 to 1998 due to decreases in personnel costs, legal and audit fees, and travel charges.

The $46,756, or 28%, increase in personnel costs from 1998 to 1999 resulted from charges relating to the Company's employing the services of two consultants beginning in 1999, offset in part by decreases in employee compensation and other stock option compensation. Total salaries decreased $6,783, or 6%, from 1998 to 1999 as an increase related to a bonus award accrued in 1999 was more than offset by a decrease in wages for an administrative assistant, which position became vacant early in 1999. Consulting fees include $20,000 payable annually to the president of the Company, who is engaged on a part-time basis, under an agreement effective in January 1999 that recognizes an increase in the level of services provided. Consulting fees of approximately $50,000 in 1999 represent charges for the services in regard to business opportunities for the SCS HFE technology by the consultant hired in late 1998 to assist with the response to the Consent Decree. Of this total, $24,000 represents fees paid in options to purchase Company stock. (Compensation cost for options granted for services is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted, or at the agreed-upon value of the services.) Other option compensation represents annual non-cash charges in connection with a below-market option to purchase stock owned by the Company's principal shareholder granted in 1997 to the new president of the Company in order to induce him to take that position. The decrease in such charges from 1998 to 1999 results from a correction to reflect the actual 5-year vesting period versus the 4-year period improperly used to calculate the expense in 1998 and 1997.

The $24,615, or 13%, decrease in personnel costs from 1997 to 1998 results from a decrease in employee compensation caused by the termination of the employment as of the end of the third quarter of 1997 of the Company's former president, who had been employed on a part-time basis, and higher charges in 1997 for options granted to employees, offset in part by the hiring of an administrative assistant in the fourth quarter of 1998.

The significant decline in travel expenses from 1997 to 1998 is primarily attributed to the extensive travel required by members of the Board in 1997 while negotiating a piston licensing agreement with an overseas OEM that ultimately failed to be consummated. Legal fees decreased significantly from 1997 to 1998 as charges from the Company's securities counsel were significantly higher in 1997 due to work in 1996, some of which was not billed until 1997, associated with an SEC registration statement that eventually was not filed, as well as for advice on restructuring certain stock warrants and undertaking two private financings. A decline in charges from the Company's patent attorney resulted from the fact that significant services were used in 1997 for the preparation of the proposed piston licensing agreement that failed to be consummated. Legal fees declined again from 1998 to 1999 due to fewer services required of the Company's attorneys.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


Adoption of new accounting pronouncements
-----------------------------------------

The adoption by the Company in fiscal 2000 of new accounting pronouncements which have a delayed effective date is not expected to have a material impact on the financial statements of the Company.




                          ITEM 7. FINANCIAL STATEMENTS

Index to financial statements:

     Reports of independent accountants

     Financial statements:

       Balance sheets as of December 31, 1999 and 1998

       Statements  of  operations,   accumulated   deficit  and  comprehensive
       income/loss for the three years ended December 31, 1999

       Statements of paid-in capital for the three years ended December 31, 1999

       Statements of cash flows for the three years ended December 31, 1999

     Notes to financial statements




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Sonex Research, Inc.

We have audited the accompanying balance sheets of Sonex Research, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, accumulated deficit and comprehensive income/(loss), and cash flows for each of the three years ended December 31, 1999, 1998 and 1997, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonex Research, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, 1998 and 1997, respectively, in conformity with generally accepted accounting principles.

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


C. L. STEWART & COMPANY

Annapolis, Maryland
March 2, 2000

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



                              SONEX RESEARCH, INC.

                                 BALANCE SHEETS

                                                             December 31,
                                                       ------------------------
                                                           1999         1998
                                                       -----------  -----------

                Assets

Current assets
 Cash and equivalents                                  $    57,768  $   336,458
 Marketable securities, available-for-sale (Note 4)                      29,460
 Accounts receivable, including unbilled costs
   and estimated earnings on uncompleted contracts
   of $25,690 in 1998                                       77,461      102,485
 Prepaid expenses                                           29,836       28,837
 Loans to officers and employees (Note 5)                   22,500       27,500
                                                       -----------  -----------
     Total current assets                                  187,565      524,740

Patents and technology (Note 6)                            219,776      243,600

Property and equipment (Note 7)                             83,968       34,532
                                                       -----------  -----------

        Total assets                                   $   491,309  $   802,872
                                                       ===========  ===========


   Liabilities and Stockholders' Equity/(Deficit)

Current liabilities
 Accounts payable and other accrued liabilities        $    49,212  $    46,979
 Accrued subcontract costs on uncompleted contracts                      16,456
 Accrued compensation (Note 8)                              79,381       51,477
                                                       -----------  -----------
     Total current liabilities                             128,593      114,912
                                                       -----------  -----------

Deferred compensation (Note 9)                             763,744      714,039
                                                       -----------  -----------

Stockholders' equity/(deficit) (Note 11)
 Preferred stock, $.01 par value - 2,000,000 shares
   issued; 1,540,001 shares outstanding                     15,400       15,400
 Common stock, $.01 par value - shares issued and
   outstanding: 18,008,169 in 1999 and
   17,642,860 in 1998                                      180,082      176,429
 Additional paid-in capital                             20,430,476   20,209,503
 Accumulated other comprehensive income: unrealized
   increase in value of marketable securities                            29,460
 Accumulated deficit                                   (21,026,986) (20,456,871)
                                                       -----------  -----------
     Total stockholders'equity/(deficit)                  (401,028)     (26,079)
                                                       -----------  -----------
Commitments (Note 14)

  Total liabilities and stockholders'equity/(deficit)  $   491,309  $   802,872
                                                       ===========  ===========


















    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



                              SONEX RESEARCH, INC.

                  STATEMENTS OF OPERATIONS, ACCUMULATED DEFICIT

                         AND COMPREHENSIVE INCOME/(LOSS)



                                                 Year ended December 31,
                                       ---------------------------------------
                                           1999          1998          1997
                                       -----------   -----------   -----------
Revenue
 Development contracts                 $   324,286   $   321,912   $   298,168
 Subcontracts                                             73,301       119,420
                                         ---------     ---------     ---------
                                           324,286       395,213       417,588
                                         ---------     ---------     ---------
Costs and expenses
 Research and development                  632,441       583,196       558,526
 Cost of subcontracts                                     69,326       111,750
 General and administrative                315,649       276,674       333,389
                                         ---------     ---------     ---------
                                           948,090       929,196     1,004,665
                                         ---------     ---------     ---------

Net loss from operations                  (623,804)     (533,983)     (587,077)
                                         ---------     ---------     ---------

Other income and expense
 Investment and other income                10,181        16,477        18,782
 Gain on sales of
   marketable securities                    43,508       247,144        38,299
                                         ---------     ---------     ---------

Net loss                                  (570,115)     (270,362)     (529,996)

Deficit accumulated during
 development stage
  Beginning of period                  (20,456,871)  (20,186,509)  (19,656,513)
                                      ------------  ------------  ------------

  End of period                       $(21,026,986) $(20,456,871) $(20,186,509)
                                      ============  ============  ============


Net loss per share                          $ (.03)       $ (.02)       $ (.03)
                                            ======        ======        ======

Weighted average number of
 common shares outstanding              17,765,110    17,572,147    17,031,016
                                        ==========    ==========    ==========



Comprehensive income/(loss):

Net loss                                $ (570,115)   $ (270,362)   $ (529,996)

Other comprehensive income - unrealized
  gains on marketable securities
     Arising during the period                            19,242        87,900
     Reclassification of gains
       reported in income                  (29,460)     (106,982)       (7,500)
                                        ----------    ----------    ----------

Total comprehensive income/(loss)       $ (599,575)   $ (358,102)   $ (449,596)
                                        ==========    ==========    ==========











    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



                              SONEX RESEARCH, INC.

                          STATEMENTS OF PAID-IN CAPITAL


                        Price  Preferred stock     Common stock      Additional
                         per   ($.01 par value)   ($.01 par value)    paid-in
                        share   Shares   Amount   Shares    Amount    capital
                        ----- --------- ------- ---------- -------- -----------


Balance, January 1, 1997      1,550,001 $15,500 16,214,020 $162,140 $19,165,535

January - December
 option exercises        $.50                      352,834    3,528     172,889
January - June
 option exercises         .75                       17,000      170      12,580
March private placements  .75                      775,519    7,755     573,884
October - conversion
 (.35 to 1)                     (10,000)   (100)    28,571      286        (186)
December for services    1.00                        5,962       60       5,902
Amortization of deferred
 compensation from
 stock options                                                          104,456
                              ---------  ------ ----------  -------  ----------
Balance, December 31, 1997    1,540,001  15,400 17,393,906  173,939  20,035,060

January - December
 option exercises         .50                      181,500    1,815      88,935
March for services        .625                      20,000      200      12,300
June for services         .75                        7,949       80       5,882
September for services    .44                       26,813      268      11,463
December for services     .50                       12,692      127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation from
 stock options                                                           44,644
                              ---------  ------ ----------  -------  ----------

Balance, December 31, 1998    1,540,001  15,400 17,642,860  176,429  20,209,503

March for services        .44                       20,975      210       9,098
June for services         .46                       17,925      179       8,071
September for services    .38                       36,923      369      13,593
December for services     .32                       36,803      368      11,478
April and December
 option exercises         .50                      255,000    2,550     124,950
Correction of stock ledger                          (2,317)     (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from
 stock options                                                           29,760
                              ---------  ------ ----------  -------  ----------

Balance, December 31, 1999    1,540,001 $15,400 18,008,169 $180,082 $20,430,476
                              ========= ======= ========== ======== ===========























    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                              SONEX RESEARCH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                   Year ended December 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
Cash flows from operating activities:
 Net loss                                    $(570,115)  $(270,362)  $(529,996)
 Adjustments to reconcile net loss to net
    cash used in operating activities
  Depreciation                                  13,573       8,955      13,747
  Amortization of patents                       37,920      12,933      72,394
  Amortization of deferred compensation
    from stock options                          29,760      44,644     104,456
  Current charges paid in stock or options      67,366      41,539       5,962
  Gain on sale of marketable securities        (43,508)   (247,144)    (38,299)
  (Increase) decrease in accounts receivable    25,024     107,603    (160,088)
  (Increase) decrease in prepaid expenses         (999)      7,447       2,408
  Increase (decrease) in current liabilities    13,680     (72,308)     (8,150)
  Increase (decrease) in deferred
     compensation                               49,706      65,747      52,671
                                             ---------   ---------   ---------
Net cash used in operating activities:        (377,593)   (300,946)   (484,895)
                                             ---------   ---------   ---------

Cash flows from investing activities:
  Proceeds from sale of marketable securities   43,508     247,144      38,299
  (Increase) decrease in loans to employees      5,000      (5,000)      9,406
  Acquisition of property and equipment        (63,009)    (26,281)     (2,945)
  Additions to patents and technology          (14,096)    (24,791)    (64,828)
                                             ---------   ---------   ---------
Net cash provided by (used in)
investing activities:                          (28,597)    191,072     (20,068)
                                             ---------   ---------   ---------

Cash flows from financing activities:
  Issuance of stock - private placement                                581,639
  Issuance of stock - exercise of options      127,500      90,750     189,167
                                             ---------   ---------   ---------
Net cash provided by financing activities:     127,500      90,750     770,806
                                             ---------   ---------   ---------

Increase (decrease) in cash:                  (278,690)    (19,124)    265,843

Cash at beginning of period:                   336,458     355,582      89,739
                                             ---------   ---------   ---------
Cash at end of period:                       $  57,768   $ 336,458   $ 355,582
                                             =========   =========   =========



























    The accompanying notes are an integral part of the financial statements.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                              SONEX RESEARCH, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Sonex Research, Inc. has developed a proprietary technology, known as the Sonex Combustion System (SCS), which improves the combustion of fuel in internal combustion engines through modification of the pistons in large engines or the cylinder heads in small engines. Variations of the Company's technology have been applied to all types of internal combustion engines, including those used in personal and commercial vehicles as well as engines used in fixed or portable utility applications. Sonex concentrates its commercial efforts on the application of the SCS to the reduction of exhaust emissions in direct injected turbocharged diesel engines. The Company's objective is to execute broad agreements with engine manufacturers and their piston suppliers for industrial production of SCS pistons under license from Sonex.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of financial statements
------------------------------------

Certain reclassifications have been made to the financial statements of the prior years to conform to the classifications used in 1999.


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


Revenue recognition
-------------------

Revenue derived from development contracts is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Commercial development contracts are executed in situations in which an engine manufacturer is willing to provide funding to partially offset

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Generally, commercial development contracts require the Company to demonstrate that the manufacturer's engine, when modifiedwith the Company's technology, can meet certain emissions reduction and performance goals specified in the contract. In addition, these contracts sometimes provide that payment of part of the contract amount will be made only if the Company meets the specified goals. The Company is not required to repay any funds received in connection with its development contracts.

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


NOTE 3 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future development contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by its officers of portions of their salaries. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management is optimistic that the Company will have sufficient capital to fund operations through December 31, 2000. In the event that the

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


award of anticipated contracts is delayed or does not materialize, and in the absence of the realization of significant revenues, additional capital may be necessary to fund operations through and beyond that date. There is no assurance that such additional capital will be available or, if available, can be obtained on favorable terms.


NOTE 4 - MARKETABLE SECURITIES

In 1995 the Company's former inactive subsidiary, SonoChem, Inc., effected a 1:10 reverse split of all of its outstanding shares of common stock, and was merged with and into a privately held medical transcription services company. The name of the surviving corporation was changed to Digital Dictation, Inc. ("Digital") and the officers and directors of the privately held company, two of whom are directors of the Company and general partners of its largest shareholder, Proactive (see Note 11), became the directors and officers of Digital. At the time of this merger, the Company's carrying basis in the SonoChem stock of zero was considered to be its cost basis in the Digital stock, and no gain or loss was recorded in the accounts of the Company with respect to this transaction. The shares of Digital stock received by the Company pursuant to this merger became available for public trading in April 1996, and the Company began to liquidate its holdings. In 1998 Digital was acquired by Medquist, Inc., its largest competitor, in a share exchange. Shares of Medquist also trade in the public market.

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


NOTE 5 - LOANS TO OFFICERS AND EMPLOYEES

Loans to officers and employees represent the remaining balance of amounts advanced in prior years for the payment of income tax liabilities incurred by these individuals upon their receipt of compensation in the form of shares of the Company's common stock, and recent short-term loans made to Company personnel. The loans, which are non-interest bearing, are secured by deferred salaries payable to each of the borrowers. The due date of the loans was recently extended to December 31, 2000.


NOTE 6 - PATENTS AND TECHNOLOGY

The capitalized costs of patents and technology consists of the following:

                                                      December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------
    Capitalized costs                            $288,522      $307,318
    Accumulated amortization                      (68,746)      (63,718)
                                                 --------      --------
                                                 $219,776      $243,600
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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                      December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------

    Shop equipment                               $456,159      $407,687
    Office equipment                               37,457        22,920
    Vehicle                                                      11,053
                                                 --------      --------
                                                  493,616       441,660
    Accumulated depreciation                     (409,648)     (407,128)
                                                 --------      --------
                                                 $ 83,968      $ 34,532
                                                 ========      ========


NOTE 8 - ACCRUED COMPENSATION

Accrued compensation consists of the following amounts payable to current employees:

                                                      December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------

        Accrued vacation pay                     $ 48,000      $ 45,000
        Accrued bonuses                            25,000
        Accrued wages at year-end                   6,381         6,477
                                                 --------      --------
                                                 $ 79,381      $ 51,477
                                                 ========      ========


The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. Such amounts are payable upon termination of employment and are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 9. The amount of accrued vacation included above that was payable to the Company's officers at December 31, 1999 and 1998 was $37,400 and $35,800, respectively.

In December 1999 the Company awarded bonuses totaling $25,000 to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments.


NOTE 9 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By written agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Since January 1, 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees.

Deferred compensation outstanding is payable to the following classifications of personnel:

                                                      December 31,
                                                 ----------------------
                                                   1999          1998
                                                 --------      --------

        Current executive officers               $431,137      $385,938
        Current employees and consultants          62,088        57,582
        Former employees                          270,519       270,519
                                                 --------      --------
                                                 $763,744      $714,039
                                                 ========      ========

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to December 31, 2000. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability. From time to time in the past, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock.

In 1993 two former officers of the Company initiated litigation upon the termination of their employment, demanding immediate full payment of deferred salaries and a judgment under the Maryland Wage Payment and Collection Law of up to three times the amount owed. The litigation was concluded in 1996 when the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 10 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1999, the Company had net operating loss ("NOL") carryforwards of approximately $16.2 million available to offset future taxable income. Net operating losses generated in 1998 and subsequent years may be carried forward twenty years, while such losses generated in 1997 and prior years may be carried forward fifteen years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Sales of marketable securities have also generated capital loss carryforwards for income tax purposes. Capital loss carryforwards, which expire after five years, may only be used to offset future capital gains. The Company's tax loss carryforwards are summarized as follows:


         Expiration                  NOL's           Capital
        ------------              -----------       ---------

            2000                  $ 1,105,399
            2001                    1,748,874       $ 201,681
            2002                    1,837,965         133,400
            2003                    1,344,816         365,147
            2004                    1,185,181          14,970
         2005 - 2012                7,995,726
         2018 - 2019                  941,695
                                  -----------       ---------

                                  $16,159,656       $ 715,198
                                  ===========       =========

The difference between the net operating loss carryforwards described above and the accumulated deficit reported in these financial statements results principally from (1) temporary differences for income tax and financial reporting purposes relating to the amounts and timing of deductibility of deferred salaries and compensation related to the grant of stock options, and the differences in theaccounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and (2) permanent differences principally due to the non-deductibility for income tax purposes of a significant charge to operations for debt conversion expense in 1988 and the non-deductibility of compensation related to the exercise of stock options recorded previously in the Company's accounts.

The potential income tax benefit of these loss carryforwards and temporary differences of approximately $6.2 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date. Since 1995 net operating loss carryforwards aggregating $1,927,361 have expired unused.


NOTE 11 - CAPITAL STOCK

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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of December 31, 1999, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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


NOTE 12 - STOCK OPTIONS

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through December 2009.

Between January 1, 1997 and December 31, 1999, the Company had the following activity in options to purchase shares of common stock under the Plan:

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                                                Weighted               Weighted
                                                 average                average
                                                exercise  # of shares  exercise
                                   # of shares    price   exercisable    price
                                   -----------  -------   -----------  --------

Unexercised at January 1, 1997      3,973,484     $.51     3,195,734     $.53
                                                           =========     ====
    Granted                           147,000      .56
    Exercised                        (369,834)     .51
    Lapsed or canceled               (152,934)     .50
                                   -----------  -------

Unexercised at December 31, 1997    3,597,716     $.52     3,277,966     $.52
                                                           =========     ====
    Granted                           548,500      .50
    Exercised                        (181,500)     .50
    Lapsed or canceled               (108,000)     .50
                                   -----------  -------

Unexercised at December 31, 1998    3,856,716     $.52     3,391,966     $.52
                                                           =========     ====
    Granted                           556,000      .50
    Exercised                        (255,000)     .50
    Lapsed or canceled               (101,000)     .50
                                   -----------  -------

Unexercised at December 31, 1999    4,056,716     $.52     3,426,716     $.52
                                   ===========    ====     =========     ====


Options granted under the Plan during 1999, all at an exercise price of $.50 per share, included grants of ten-year options in June to the Company's chief financial officer, exercisable 50% on the date of grant and 50% one year later, to purchase 100,000 shares of common stock, and in September to the Company's president, exercisable 25% per year beginning with the date of grant, to purchase 250,000 shares of common stock.

In December 1997 Proactive, the Company's principal shareholder, granted to the new president of the Company a ten-year option, exercisable 20% per year beginning with the date of grant, to purchase 714,286 shares of common stock owned by Proactive at an exercise price of $.35 per share. In December 1999 Proactive granted the Company's president a ten-year option, exercisable 25% per year beginning with the date of grant, to purchase an additional 500,000 shares of common stock owned by Proactive at an exercise price of $.50 per share. The options granted by Proactive are not covered by the Company's Plan.

For certain options under the Plan granted or repriced, the Company credited $59,813 in 1997 to additional paid-in capital, representing the excess of the aggregate market value at the date of grant or repricing of shares under option over the aggregate exercise price of such options, and charged a like amount to compensation expense in that year. In connection with the grant of the option in 1997 by Proactive to the new president of the Company, $29,760 in 1999, $44,644 in 1998, and $44,643 in 1997 was credited to additional paid-in capital and like amounts charged to compensation expense in each of those years. Additional compensation of $59,525 is being amortized to compensation expense over the remaining vesting period of this option. There are no similar charges for the option granted by Proactive in December 1999 to the president of the Company because the exercise price exceeded the market value of the stock at the date of grant.

The Company applies APB Opinion No. 25 in accounting for stock option compensation; however, SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants. Accordingly, the Company has estimated the grant date fair value of each option using the Black-Sholes option pricing model with the following weighted average assumptions: volatility factor of 120% in 1999, 101% in 1998, and 112% in 1997, risk-free interest rate of 6%, zero dividend yield, and expected term of ten years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of each option.

Had compensation cost for options granted under the Plan and for the options granted by Proactive to the Company's president been determined consistent with the method of SFAS No. 123 using the weighted average fair value of options granted during the year as indicated below, the Company's net loss and net loss per share for each year on a pro forma basis would have been as follows:

                      SONEX RESEARCH, INC. 1999FORM 10-KSB


                                            1999       1998       1997
                                          --------   --------   --------

  Weighted average fair value per share       $.36       $.34       $.70

  Net loss - as reported                  $570,115   $270,362   $529,996
  Net loss - pro forma                    $861,650   $531,122   $876,273

  Net loss per share - as reported            $.03       $.02       $.03
  Net loss per share - pro forma              $.05       $.03       $.05


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


NOTE 13 - COMMON STOCK RESERVED FOR FUTURE ISSUANCE

As of December 31, 1999, a total of 16,051,728 shares of common stock were reserved by the Company for issuance for the following purposes:


                    Purpose                                    # of shares
---------------------------------------------------------      -----------

Currently exercisable warrants:
 Exercisable at $.35 per share, expiring in February 2000          571,428
 Exercisable at $.375 per share, expiring in June 2000             595,000
 Exercisable at $.50 per share, expiring in June 2000              595,000
 Exercisable at $.75 per share, expiring in
   February 2000                                                 3,098,209
   December 2000                                                   340,000
   February 2002                                                   167,759
   March 2002                                                      220,000
                                                                ----------
                                                                 5,587,396
                                                                ----------
Currently exercisable options:
 Exercisable at $.50 per share                                   3,191,966
 Exercisable at $.75 per share                                     184,750
 Exercisable at $1.00 per share                                     50,000
                                                                ----------
                                                                 3,426,716
                                                                ----------
Granted options becoming exercisable in the future:
 Exercisable at $.50 per share                                     618,750
 Exercisable at $.75 per share                                      11,250
                                                                ----------
                                                                   630,000

Options available for future grants                              2,007,616

Conversion of preferred stock                                    4,400,000
                                                                ----------

   Total shares reserved                                        16,051,728
                                                                ==========


In June 1999 warrants exercisable at $.75 per share to purchase 1,048,536 shares of common stock expired unexercised. In February 2000 warrants exercisable at $.35 per share to purchase 285,000 shares of common stock were exercised. At the same time, warrants to purchase an additional 286,428 shares at $.35 per share and 3,098,209 shares at $.75 per share expired unexercised.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


NOTE 14- COMMITMENTS

The Company occupies its office and laboratory facility on a month-to-month basis under the terms of an operating lease agreement pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease requires the Company to pay all property related expenses. Gross rent charges aggregated $42,000 in each of the past three years, as the Company's rent has been $3,500 per month, while the Company also earned sublease income of $2,400, $2,000, and $750 in 1999, 1998 and 1997, respectively. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.


NOTE 15 - SUBSEQUENT EVENT

In February 2000 the Company received cash proceeds of $99,750 from the exercise of stock warrants to purchase 285,000 shares of its common stock at an exercise price of $.35 per share. At the same time, warrants to purchase an additional 286,428 shares at $.35 per share expired unexercised, as did warrants to purchase 3,098,209 shares at $.75 per share.





              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


The Company has had no disagreements with its current independent accountants, C.L. Stewart & Company, on any matter of accounting principles or practices or financial statement disclosure. C.L. Stewart & Company has been the Company's independent accountants since October 31, 1997.



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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                                Term as
                                director
           Name             Age expires           Position
     ----------------       --- -------      -------------------

Preferred Stock Directors:

 Charles C. McGettigan       55   2002  Director
 Myron A. Wick, III          56   2002  Chairman of the Board

Common Stock Directors:

 Nuno Brandolini             46   2000  Vice Chairman of the Board
 Lawrence H. Hyde            75   2002  President and Director
 Andrew A. Pouring           68   2001  Chief Executive Officer, Chief Scientist
                                          and Vice Chairman of the Board
Other Executive Officers:

 George E. Ponticas          40         Vice President - Finance, Secretary,
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

Mr. Myron A. ("Mike") Wick, III, has been a director of the Company since November 1991 and was elected Chairman of the Board of Directors in June 1993. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. He currently serves on the Boards of Directors of Modtech, Inc., StoryFirst Communications, Inc., Tanknology - NDE Corporation, and WrayTech Instruments, Inc., of which he is the Chairman. Mr. Wick received a B.A. degree from Yale University and an MBA from the Harvard Business School.

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

Mr. Lawrence H. Hyde has been a director of the Company since September 1986, serving as Chairman of the Board from June 1987 to June 1993, and was appointed President of the Company in October 1997. Mr. Hyde was a director of Harris Graphics Corp. from 1983 to 1986, where during 1985 and 1986 he also served as its Chairman of the Board and Chief Executive Officer. He was President and Chief Executive Officer of AM General Company from 1979 to 1985. He joined American Motors in 1974 and remained until 1983. At various times he had corporate wide responsibility for engineering, international and marketing; his last position was Executive Vice President responsible for International and Engineering. Mr. Hyde, now retired from full-time employment, is a private investor with interests in a number of publicly and privately held companies. In addition, he serves as a trustee of the American University in Cairo, where he is also chairman of the Karnak Equity Fund. Mr. Hyde is a graduate of Harvard College and Harvard Business School.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


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

                           SUMMARY COMPENSATION TABLE

                                        Annual compensation
                                 --------------------------------
                                        Salary                       Long-term
                                 --------------------     Accrued   compensation
     Name and Position    Year   In cash     Deferred      bonus    # of options
     -----------------    ----   ---------   --------    --------   ------------

Dr. Andrew A. Pouring     1999   $ 84,000    $ 36,000    $  7,500      35,000
 CEO & Chief Scientist    1998     72,000      48,000                  35,000
                          1997     72,000      48,000                  35,000

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

For many years through December 31, 1998, Dr. Pouring has been deferring 40% of his annual salary. On January 1, 1999, the percentage deferral was reduced to 30%. The conditions that would require repayment of deferred amounts have yet to occur. As of December 31, 1999, a total of $334,980 in deferred salary is owed to Dr. Pouring.

In December 1999 the Company awarded bonuses totaling $25,000 to its officers and employees, including $7,500 to Dr. Pouring, with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments.

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

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                       OPTION GRANTS IN LAST FISCAL YEAR

                                    Individual Grants
             -------------------------------------------------------------------
             Number of    % of total
            securities      options
            underlying    granted to
              options    employees in    Exercise     Market        Expiration
 Name         granted     fiscal year      price       price           date
 ----         -------     -----------      -----       -----       -------------

Pouring        35,000          15%          $.50       $.375        Dec. 7, 2009


Options granted under the Company's Stock Option Plan during 1999, all at an exercise price of $.50 per share, included grants of ten-year options in June to the Company's chief financial officer, exercisable 50% on the date of grant and 50% one year later, to purchase 100,000 shares of common stock, and in September to the Company's president, exercisable 25% per year beginning with the date of grant, to purchase 250,000 shares of common stock.

In December 1997 Proactive, the Company's principal shareholder, granted to the new president of the Company a ten-year option, exercisable 20% per year beginning with the date of grant, to purchase 714,286 shares of common stock owned by Proactive at an exercise price of $.35 per share. In December 1999 Proactive granted the Company's president a ten-year option, exercisable 25% per year beginning with the date of grant, to purchase an additional 500,000 shares of common stock owned by Proactive at an exercise price of $.50 per share. The options granted by Proactive are not covered by the Company's Stock Option Plan.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of securities    Value of unexercised
                                   underlying unexercised       in-the-money
                                      options/SARs at         options/SARs at
                                     December 31, 1999       December 31, 1999
          # of shares
          acquired on     Value         Exercisable/            Exercisable/
  Name     exercise     realized        unexercised             unexercised
--------  -----------   --------   ----------------------   -------------------

Pouring        0           $0

  Exercisable @ $.50                  167,566/220,066            $0/$0
  Exercisable @ $.75                   18,750/25,000             $0/$0


The exercise price of all options held by the Named Executives was higher than the December 31, 1999 market price of $.375 of the Company's publicly traded common stock.



            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth as of March 15, 2000 information relating to beneficial ownership by directors of the Company, directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than five percent of the currently issued and outstanding common stock of the Company. A reporting person is deemed to be the "beneficial owner" of a security if that person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. Under this definition, more than one person may be deemed to be a beneficial owner of securities as to which he has no record ownerhip interest, and the same shares may be beneficially owned by more than one reporting person. Beneficial ownership includes securities which the reporting person currently owns or has the right to acquire within sixty days through the exercise of currently exercisable options and warrants or through the conversion of preferred stock. Shares which the reporting person has the right to acquire are not deemed to be outstanding for computing the percentage of beneficial ownership of any other person. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB


                           Total Beneficial Ownership
                           --------------------------

                              Common     Rights to    Total shares
                              shares      acquire     beneficially     Percent
 Name and address (1)         owned       shares         owned        of class
 --------------------       ---------    ---------     ---------      --------

Nuno Brandolini               111,726      380,150        491,876         2.6
Lawrence H. Hyde              644,986      930,072      1,575,058         8.4
Charles C. McGettigan       1,399,511    2,810,359      4,209,870  (3)   19.9
Andrew A. Pouring             688,239      186,316        874,555         4.7
Myron A. Wick, III          1,399,511    2,810,359      4,209,870  (3)   19.9

All directors & officers
 as a group (6 persons)     3,000,724    4,584,397      7,585,121        33.2

Herbert J. Mitschele, Jr.
  Far Hills, NJ               946,755       62,857      1,009,612         5.5

Proactive , et.al. (2)
  San Francisco, CA         2,748,457    4,770,235      7,518,692        32.6

-----------------------------
(1) The business address for each director and named executive officer is 23 Hudson Street, Annapolis, Maryland, 21401.
(2) Includes shares beneficially owned directly and indirectly by Proactive Partners, L.P. and several affiliated entities and individuals ("Proactive et.al."), as reported in a Form 13D filing with the Securities and Exchange Commission.
(3) Includes 3,895,870 shares beneficially owned by Proactive et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive et.al. Both individuals exercise shared voting and investment power with respect to such shares.



                           Rights to Acquire Shares
                           ------------------------
                                                                         Total
                                      Exercisable            Preferred rights to
                         Exercisable    (put)/   Exercisable   stock    acquire
        Name               options     call (2)    warrants  converted  shares
--------------------      ----------  ---------   ---------  --------- ---------

Nuno Brandolini              380,150                                     380,150
Lawrence H. Hyde             376,500   553,572                           930,072
Charles C. McGettigan (1)    314,000  (276,786)    487,432  2,285,713  2,810,359
Andrew A. Pouring            186,316                                     186,316
Myron A. Wick, III (1)       314,000  (276,786)    487,432  2,285,713  2,810,359

All directors & officers
 as a group (6 persons)    1,748,466   276,786     587,432  2,285,713  4,584,397

Herbert J. Mitschele, Jr.                           20,000     42,857     62,857

Proactive , et.al. (2)
  San Francisco, CA                   (553,572)    966,666  4,357,141  4,770,235

---------------------------

(1) Includes 2,496,359 shares beneficially owned by Proactive, et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive, et.al. Both individuals exercise shared voting and investment power with respect to such shares.

(2) Represents the currently exercisable portions of ten-year options granted in December 1997 and December 1999 by Proactive, et.al. to Mr. Hyde to purchase 714,286 shares and 500,000 shares, respectively, of common stock presently owned by Proactive, et.al. at an exercise price of $.35 and $.50 per share, respectively. The December 1997 and December 1999 options become exercisable at the rate of 20% and 25%, respectively, per year beginning with the date of grant. Because these agreements relate to shares which are already outstanding, the exercise of such rights will not result in an increase in the total number of the Company's outstanding shares for purposes of computing the percentage of beneficial ownership of each reporting person. Mr. McGettigan and Mr. Wick each has indirect beneficial ownership in 50% of the shares subject to these agreements.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



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

  10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.

  21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. - Delaware (both are inactive subsidiaries).

  23.a    Consent of C.L. Stewart & Company

  24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

  27      Financial Data Schedule


(b)   Reports on Form 8-K.

          None.

                      SONEX RESEARCH, INC. 1999 FORM 10-KSB



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SONEX RESEARCH, INC.


March 30, 2000         By:           /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Principal Executive Officer

March 30, 2000         By:            /s/ George E. Ponticas
                              ----------------------------------
                              George E. Ponticas
                              Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 30, 2000                                  *
                              ----------------------------------
                              Myron A. Wick, III
                              Chairman of the Board of Directors

March 30, 2000                                  *
                              ----------------------------------
                              Nuno Brandolini
                              Vice Chairman of the Board of Directors

March 30, 2000                       /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Vice Chairman of the Board of Directors

March 30, 2000                                  *
                              ----------------------------------
                              Lawrence H. Hyde
                              President and Director

March 30, 2000                                  *
                              ----------------------------------
                              Charles C. McGettigan
                              Director

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

Annapolis, Maryland
March 30, 2000