Form 10QSB
period 2000-03-31
SONEX RESEARCH INC
filed 2000-05-10
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000.




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

                                            YES   [x]       NO   [ ]



There were 18,317,299 shares of the Issuer's $.01 par value Common Stock outstanding at May 1, 2000.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 2 to 9:

     Report of Independent Accountants

     Balance sheets as of March 31, 2000 and December 31, 1999

     Statements of operations and accumulated deficit for the three- month periods ended March 31, 2000 and 1999

     Statements of paid-in capital for the period from January 1, 1998 through March 31, 2000

     Statements of cash flows for the three-month periods ended March 31, 2000 and 1999

     Notes to financial statements



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 10 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations and accumulated deficit and cash flows for the year then ended (the "audited financial statements", not presented herein), and in our report dated March 2, 2000, we expressed an unqualified opinion on those financial statements. We also stated that the audited financial statements were prepared assuming that the Company will continue as a going concern; however, as described in Note 3 to the audited financial statements, the Company has incurred significant net losses since its inception and its ability to commence generation of significant revenue and ultimately achieve profitable operations raise substantial doubt about the Company's ability to continue as a going concern. The audited financial statements and the accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. L. STEWART & COMPANY
Annapolis, Maryland
May 1, 2000

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,   December 31,
                           ASSETS                        2000         1999
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $    102,197  $     57,768
 Accounts receivable                                      149,992        77,461
 Prepaid expenses                                          27,153        29,836
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   301,842       187,565

Patents and technology, net of accumulated
  amortization of $40,576 in 2000 and
  $68,746 in 1999                                         190,516       219,776

Property and equipment, net of accumulated
  depreciation of $413,675 in 2000 and
  $409,648 in 1999                                         80,111        83,968
                                                     ------------  ------------

           Total assets                              $    572,469  $    491,309
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     76,508  $     49,212
 Accrued wages, bonuses and vacation pay                   69,000        79,381
                                                     ------------  ------------
     Total current liabilities                            145,508       128,593
                                                     ------------  ------------

Deferred compensation                                     776,425       763,744
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 18,317,299 in 2000 and
   18,008,169 in 1999                                     183,173       180,082
 Additional paid-in capital                            20,550,942    20,430,476
 Accumulated deficit                                  (21,098,979)  (21,026,986)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (349,464)     (401,028)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    572,469  $    491,309
                                                     ============  ============























    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                                 Three months ended March 31,
                                                 ----------------------------
                                                   2000                1999
                                                   ----                ----

Development and demonstration revenue
  Government                                  $    195,005        $     38,800
  Commercial                                        20,000
                                              ------------        ------------
                                                   215,005              38,800
                                              ------------        ------------
Costs and expenses
  Cost of revenue                                  110,289              16,135
  Research and development                         101,495             140,462
  General and administrative                        75,816              83,404
                                              ------------        ------------

                                                   287,600             240,001
                                              ------------        ------------

Net loss from operations                           (72,595)           (201,201)

Other income and expense
  Investment and other income                          602               3,186
  Gain on sale of marketable securities
                                              ------------        ------------

Net loss                                           (71,993)           (198,015)

Accumulated deficit
  Beginning of period                          (21,026,986)        (20,456,871)
                                              -------------       ------------

  End of period                               $(21,098,979)       $(20,654,886)
                                              ============        ============


Net loss per share                                   $.004               $.011
                                                     =====               =====


Weighted average number of common
  shares outstanding                            18,152,500          17,642,435
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)



                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1998        1,540,001$15,400 17,393,906$173,939 $20,035,060

January through December -
 option exercises          $.50                     181,500   1,815      88,935
March for services          .625                     20,000     200      12,300
June for services           .75                       7,949      80       5,882
September for services      .44                      26,813     268      11,463
December for services       .50                      12,692     127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation from grant of
 stock options                                                           44,644
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503

March for services          .44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and December
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ----------  -------  ----------

Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476

February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
Stock option compensation                                                 6,000
Amortization of deferred
 compensation from grant of
 stock options                                                            7,441
                                --------- ------ ---------- -------  ----------

Balance, March 31, 2000         1,540,001$15,400 18,317,299$183,173 $20,550,942
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                           2000          1999
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $    (71,993)  $ (198,015)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                              4,972        2,250
   Amortization of patents and technology                   29,260        3,150
   Amortization of deferred compensation
    from stock options                                       7,441        7,440
   Current charges paid in stock or options                 16,366       15,308
   Gain on sale of marketable securities
   (Increase) decrease in accounts receivable              (72,531)       9,015
   (Increase) decrease in prepaid expenses                   2,683          758
   Increase (decrease) in current liabilities               16,916      (12,765)
   Increase (decrease) in deferred compensation             12,680       13,565
                                                      ------------   -----------
Net cash used in operating activities                      (54,206)    (159,294)
                                                      ------------   -----------

Cash flows from investing activities
   Proceeds from sales of marketable securities
   (Increase) decrease in loans to employees                              5,000
   Acquisition of property and equipment                    (1,115)      (1,936)
   Additions to patents and technology                                   (1,027)
                                                      ------------   ----------
Net cash provided by (used in) investing activities         (1,115)       2,037
                                                      ------------   ----------

Cash flows from financing activities
   Issuance of stock - exercise of warrants                 99,750
   Issuance of stock - exercise of options
                                                      ------------   ----------
Net cash provided by financing activities                   99,750            0
                                                      ------------   ----------

Increase (decrease) in cash                                 44,429     (157,257)

Cash
   Beginning of period                                      57,768      336,458
                                                      ------------   ----------
   End of period                                      $    102,197   $  179,201
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

     Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.


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

     Deferred   compensation   outstanding   is   payable   to   the   following
classifications of personnel:

                                                      March 31,
                                                      ---------
                                                 2000            1999
                                                 ----            ----

        Current executive officers            $ 443,818       $ 431,137
        Current employees and consultants        62,088          62,088
        Former employees                        270,519         270,519
                                              ---------       ---------
                                              $ 776,425       $ 763,744
                                              =========       =========

                        SONEX RESEARCH, INC. FORM 10-QSB



Note 5 - Income Taxes
---------------------

        The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 1999, the Company had net operating loss ("NOL") and capital loss carryforwards of approximately $16.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. The Company's tax loss carryforwards are summarized as follows:


             Expiration                     NOL           Capital
             ----------                    -----          -------

                2000                  $  1,105,399
                2001                     1,748,874       $ 201,681
                2002                     1,837,965         133,400
                2003                     1,344,816         365,147
                2004                     1,185,181          14,970
             2005 - 2012                 7,995,726
             2018 - 2019                   941,695
                                      ------------       ---------

                                      $ 16,159,656       $ 715,198
                                      ============       =========


Note 6 - Stockholders' Equity
-----------------------------

Authorized capital stock

     The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All of the authorized shares of preferred stock, along with common stock purchase warrants, were issued for $2 million in February 1992 (the "Preferred Stock Investment") to a small number of investors, including Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's common stock by virtue of the acquisition of the convertible preferred stock and common stock purchase warrants.

     The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 2000, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Exercise and expiration of warrants

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

                        SONEX RESEARCH, INC. FORM 10-QSB





       From January 1, 2000 through March 31, 2000, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2000    4,056,716   $.52      3,426,716     $.52

    Granted/becoming exercisable     50,000    .50         25,000      .50
    Exercised                             0                     0
    Lapsed                           (1,500)   .50         (1,500)     .50
                                  ---------             ---------

Unexercised at March 31, 2000     4,105,216   $.52      3,450,216     $.52
                                  =========   ====      =========     ====



Common stock reserved for future issuance

     At March 31, 2000, a total of 12,382,091 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants:
 Exercisable at $.375 per share, expiring in June 2000               595,000
 Exercisable at $.50 per share, expiring in June 2000                595,000
 Exercisable at $.75 per share, expiring in
             December 2000                                           340,000
             February 2002                                           167,759
             March 2002                                              220,000
                                                                  ----------
                                                                   1,917,759

Currently exercisable options                                      3,450,216
Granted options becoming exercisable in the future                   655,000
Options available for future grants                                1,959,116
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            12,382,091
                                                                  ==========


Note 7 - Commitments
--------------------

     The Company occupies its office and laboratory facility on a month-to-month basis under the terms of an operating lease agreement pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease provides for monthly rent of $4,000, and requires the Company to pay all property related expenses. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.

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

     Factors that could cause actual results to differ materially include, but are not limited to, the following:

      o ability to generate cash flow from revenue or to secure financing necessary to fund future operations

      o    ability to demonstrate commercial viability of SCS technology

      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

      o    ability to attract and retain skilled personnel

      o    changes in general economic conditions

      o    competition


The Company and its technology
------------------------------

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

      Management believes that the Company's piston-based emissions reduction enabling technology for direct- injected (DI) diesel engines, which changes only a single engine component while introducing no additional parts, can be an alternative to exhaust aftertreatment. Evidence to date shows that the SCS is a significant new engine design variable, and that the synergy of the SCS in combination with exhaust gas recirculation (EGR) can enable in-cylinder emissions reduction to meet future regulatory standards.

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

                        SONEX RESEARCH, INC. FORM 10-QSB



      The SCS for the reduction of exhaust emissions in DI turbocharged diesel truck engines is being commercialized through demonstration and development programs at various stages of completion with some of the world's largest foreign multi-national diesel engine original equipment manufacturers (OEMs). The goal of such programs is to execute broad agreements with the diesel engine manufacturers and their piston suppliers for industrial production of Sonex pistons under license from the Company. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex and tested by the engine manufacturer in its laboratories, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials, and in durability, manufacturing optimization, and other tests required before the start of full series production.

      In separate demonstration programs, each of these OEMs has verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI diesel engine for medium duty trucks while maintaining fuel consumption and power. Tests conducted by one of these manufacturers showed that an engine using SCS-modified pistons along with EGR could attain future U.S. and European emissions targets when OEM type production pistons become available. In-house testing of the Company's most recent patented design innovation for vehicular DI diesel engines, referred to as the "SCS-AD", yields more impressive results than earlier designs. The SCS-AD, when coupled with EGR, achieves significant reductions in soot and NOx emissions with no fuel penalty.

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


Current diesel engine programs
------------------------------

      Funded development of Sonex pistons for industrial production, using an earlier SCS design, for one of the foreign engine OEM's proceeded successfully through verification tests by the engine manufacturer of pre-production, finished, aluminum pistons using an earlier SCS design. In the first quarter of this year, Sonex delivered screw-assembled pistons incorporating the SCS-AD to the engine manufacturer for testing in a complete six-cylinder engine. The manufacturer's objective is to meet future stringent emissions limits in the production version of this engine by use of the SCS technology, in combination with other fuel system improvements, with no exhaust aftertreatment devices such as catalytic converters or particulate traps. Results of these tests are expected in the near future. Management is hopeful that successful evaluation of the Sonex pistons will lead later this year to negotiations for further design optimization services and a license agreement.

      Promising test results at Sonex of the SCS-AD on a turbocharged six-cylinder DI diesel engine led a second foreign engine OEM to engage its piston supplier to produce pre-production SCS pistons. Sonex is providing input into the piston design process and delivery of the pre-production pistons for further engine testing at the OEM is expected soon.

      Sonex has also presented the improved test results demonstrated by the SCS-AD to U.S. diesel engine OEMs. Last summer one of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. Tests conducted over the past few months at Sonex using SCS pistons in this engine are progressing, and Sonex expects to provide a preliminary report on results to the manufacturer later this year.

                        SONEX RESEARCH, INC. FORM 10-QSB



Heavy fuel engines (HFEs)
-------------------------

      The Company has successfully converted small, SI, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military  unmanned  aerial  vehicles  (UAVs) to start  and  operate  on  JP5/JP8 standard military fuels (also referred to as "heavy fuels"). UAVs conduct short-range tactical reconnaissance while operating virtually unseen and unheard, taking pictures of battlefields and enemy installations and relaying them back to ground forces. Existing UAV engines in the military's inventory operate on gasoline. Because of safety and logistics concerns, however, all military small engines, such as those powering UAVs, eventually will be required to operate on less volatile, widely available heavy fuels used by jet aircraft and most military vehicles.

      Under a "best efforts" feasibility demonstration contract from the U.S. Marine Corps (USMC) Systems Command in Quantico, Virginia, early in 1998 the Company delivered five prototype UAV heavy fuel engines (HFEs). Sonex successfully converted the existing single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel, leading the USMC to contract Sonex to convert an additional forty UAV engines used in the Dragondrone UAV. The USMC is now deploying tactical UAVs aboard ship for the first time, as the Dragondrone UAVs with Sonex HFEs are in service in several locations around the world. Other demonstration programs for the Sonex HFE technology for UAVs have taken place under contract with the military and defense contractors as well.

      The Company is assessing additional potential uses by the military for the SCS HFE technology, as well as private sector opportunities. Operation of a light-weight engine on high flash point fuels such as diesel and heavy fuels, will reduce the hazard associated with gasoline, making such an engine much more suitable for applications where gasoline storage is undesirable, such as in diesel fueled utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats. Other military applications for two-cycle HFEs include standby generators, water pumps, chainsaws, earth tampers and outboard engines.

     One such program on an alternative HFE application is already underway. Under a sub-contract from a prime contractor to the U.S. military, Sonex is now completing its demonstration of the technical feasibility ofconverting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled propulsion system for marine use to start and operate on heavy fuels. This demonstration of the SCS 4-stroke HFE technology has been conducted in a laboratory feasibility demonstrator single-cylinder engine at Sonex. The feasibility demonstrator engine is starting and operating on JP-5 over a wide range of engine speeds and loads, with good fuel economy and without knocking. Progress reviews to date by the prime contractor and the military have been favorable; soon, Sonex hopes to receive a request for quotation for a follow-up contract for prototype conversion, design enhancements, and installation and operational assessment.


Employees
---------

      As of March 31, 2000, the Company had five full-time employees and one part-time employee, and engages the part-time services of two consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1999 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

      As of March 31, 2000, the Company had available cash and equivalents of approximately $102,000 and accounts receivable of approximately $150,000, (which includes receivables of $130,000 from a prime contractor to the U.S. military). Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management is optimistic that the Company will have sufficient capital to fund operations through December 31, 2000. In the event that the award of anticipated contracts is delayed or does not materialize, and in the absence of the realization of significant revenues, additional capital may be necessary to fund operations through and beyond that date. There is no assurance that such additional capital will be available or, if available, can be obtained on favorable terms.


Results of operations
---------------------

      A net loss from operations of $72,595 was recorded for the first three months of 2000, as compared to $201,201 for the corresponding period in 1999, a decrease of $128,606, or 64%. The decrease in the loss was due to substantially higher revenue in 2000 versus 1999.

                        SONEX RESEARCH, INC. FORM 10-QSB



      Revenue and cost of revenue:
      ----------------------------

                                      Three months ended March 31,
                                      ----------------------------
                                           2000          1999
                                           ----          ----

       Government                       $ 195,005     $  38,800
       Commercial                          20,000
                                        ---------     ---------
                                        $ 215,005     $  38,800
                                        =========     =========


       Cost of revenue                  $ 110,289     $  16,135
                                        =========     =========


     Since 1997 the Company has obtained several government contracts for its heavy fuel engine technology, an application that has been developed only in the last few years. All contracts to date in this area have involved the conversion of commercial gasoline fueled engines used in UAV's and the like to heavy fuel operation. Commercial revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines.

       All government revenue reported for the first quarter of 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex is demonstrating the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company has devoted a significant portion of its available resources to the performance of this sub-contract since late in 1999. Work under this sub-contract is expected to be completed in May 2000. The Company is currently in discussion with the prime contractor and the military for follow-up contracts for prototype conversion, design enhancements, and installation and operational assessment.

       Government revenue for the first quarter of 1999 was entirely related to a January 1999 contract from the U.S. Naval Research Laboratory (NRL) for an HFE conversion demonstration on a gasoline UAV engine. Work on this contract, which required only a small percentage of the Company's available workforce, continued through the third quarter of 1999.

       Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were many times higher in the first quarter of 2000 than in 1999 due to the relative sizes of the government contracts being performed at the time. A small portion of total cost of revenue for each period represented charges directly attributable to funded commercial projects.


       Research and development (R&D) expenses:
       ----------------------------------------

       R&D expenses for the first three months of the year decreased by $38,967, or 28%, from $140,462 in 1999 to $101,495 in 2000. While the number of employees remained the same and compensation rates increased only slightly, a much higher percentage of the workforce was devoted to funded projects in 2000 as oppposed to 1999. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. The decrease in R&D expenses would have been larger than reported except that the 2000 total includes approximately $25,500 for the write-off of unamortized costs of patents abandoned while there was no such charge in 1999.


       General and administrative (G&A) expenses:
       ------------------------------------------

       Total G&A expenses for the first three months decreased by $7,588, or 9%, from $83,404 in 1999 to $75,816 in 2000. Personnel costs declined from $55,787 in 1999 to $51,581 in 2000, or $4,206, primarily as a result of a decrease in wages for an administrative assistant, which position became vacant early in 1999 and has not since been filled. Net decreases in other expenses amounted to $3,382.

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


May 1, 2000