Form 10QSB
period 2000-06-30
SONEX RESEARCH INC
filed 2000-08-11
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000




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

                                            YES   [x]       NO   [ ]



There were 18,593,837 shares of the Issuer's $.01 par value Common Stock outstanding at August 11, 2000.

                        SONEX RESEARCH, INC. FORM 10-QSB







                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements presented on pages 3 to 9:

     Balance sheets as of June 30, 2000 and December 31, 1999

     Statements of operations and accumulated deficit for the three- and six-month periods ended June 30, 2000 and 1999

     Statements of paid-in capital for the period from January 1, 1998 through June 30, 2000

     Statements of cash flows for the six-month periods ended June 30, 2000 and 1999

     Notes to financial statements



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 10 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of June 30, 2000. These financial statements are the responsibility of the Company's management.

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


C. L. STEWART & COMPANY
Annapolis, Maryland
August 2, 2000

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,    December 31,
                           ASSETS                        2000          1999
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $    147,172  $     57,768
 Accounts receivable                                       88,968        77,461
 Prepaid expenses                                          27,643        29,836
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   286,283       187,565

Notes receivable from officers and employees               18,125

Patents and technology, net of accumulated
  amortization of $40,090 in 2000 and
  $68,746 in 1999                                         197,392       219,776

Property and equipment, net of accumulated
  depreciation of $418,175 in 2000 and
  $409,648 in 1999                                         75,882        83,968
                                                     ------------  ------------

           Total assets                              $    577,682  $    491,309
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     78,489  $     49,212
 Accrued wages, bonuses and vacation pay                   69,000        79,381
                                                     ------------  ------------
     Total current liabilities                            147,489       128,593
                                                     ------------  ------------

Deferred compensation                                     787,294       763,744
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 18,593,837 in 2000 and
   18,008,169 in 1999                                     185,938       180,082
 Additional paid-in capital                            20,666,503    20,430,476
 Accumulated deficit                                  (21,224,942)  (21,026,986)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (357,101)     (401,028)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    577,682  $    491,309
                                                     ============  ============





















    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC..
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------

Revenue
 Government                      $   68,783  $   30,000  $  263,788  $   68,800
 Commercial                          50,000      50,000      70,000      50,000
                                 ----------  ----------  ----------  ----------

                                    118,783      80,000     333,788     118,800
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     41,784      20,255     152,073      36,387
 Research & development             118,041     113,418     219,536     253,883
 General & administrative            86,666      87,034     162,482     170,438
                                 ----------  ----------  ----------  ----------
                                    246,491     220,707     534,091     460,708
                                 ----------  ----------  ----------  ----------

Net loss from operations           (127,708)   (140,707)   (200,303)   (341,908)

Other (income)/expense
 Investment and other income          1,745       1,609       2,347       4,795
 Gain on sale of marketable
  securities
                                 ----------  ----------  ----------  ----------

Net loss                          (125,963)    (139,098)   (197,956)   (337,113)

Accumulated deficit

 Beginning                       21,098,979  20,654,886  21,026,986  20,456,871
                                 ----------  ----------  ----------  ----------

 End                            $21,224,942 $20,793,984 $21,224,942 $20,793,984
                                 ==========  ==========  ==========  ==========


Weighted average
 number of shares
 outstanding                     18,441,492  17,755,836  18,296,996  17,699,448
                                 ==========  ==========  ==========  ==========



Net loss per share                    $.007       $.008       $.011       $.019
                                      =====       =====       =====       =====























    The accompanying notes are an integral part of the financial statements.

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1998        1,540,001$15,400 17,393,906$173,939 $20,035,060

January through December -
 option exercises          $.50                     181,500   1,815      88,935
March for services          .625                     20,000     200      12,300
June for services           .75                       7,949      80       5,882
September for services      .44                      26,813     268      11,463
December for services       .50                      12,692     127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation from grant of
 stock options                                                           44,644
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503

March for services          .44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and December
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ----------  -------  ----------

Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476

February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
Stock option compensation                                                12,000
Amortization of deferred
 compensation from grant of
 stock options                                                           14,882
                                --------- ------ ---------- -------  ----------

Balance, June 30, 2000          1,540,001$15,400 18,593,837$185,938 $20,666,503
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

                        SONEX RESEARCH, INC. FORM 10-QSB



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                           2000          1999
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $  (197,956)   $ (337,113)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation                                             9,472         4,500
   Amortization of patents                                 44,308         6,300
   Amortization of deferred compensation                   14,882        14,880
   Current charges paid in stock or options                35,376        29,558
   Gain on sale of marketable securities
   (Increase) decrease in accounts receivable             (11,507)       17,547
   (Increase) decrease in prepaid expenses                  2,193         3,766
   Increase (decrease) in current liabilities              18,897       (10,269)
   Increase (decrease) in deferred compensation            23,549        25,265
                                                      -----------    ----------
Net cash used in operating activities                     (60,786)     (245,566)
                                                      -----------    ----------
Cash flows from investing activities
 Proceeds from sales of marketable securities
 (Increase) decrease in loans to employees                                1,000
 Acquisition of property and equipment                     (1,386)      (59,891)
 Additions to patents                                     (21,924)       (2,294)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (23,310)      (61,185)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - exercise of warrants                 173,500
 Issuance of stock - exercise of options                                 56,250
                                                      -----------    ----------
Net cash provided by financing activities                 173,500        56,250
                                                      -----------    ----------

Increase (decrease) in cash                                89,404      (250,501)

Cash
   Beginning of period                                     57,768       336,458
                                                      -----------   -----------
   End of period                                      $   147,172   $    85,957
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

       Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     Deferred   compensation   outstanding   is   payable   to   the   following
classifications of personnel:

                        SONEX RESEARCH, INC. FORM 10-QSB



                                                       June 30,
                                                      ---------
                                                 2000            1999
                                                 ----            ----

        Current executive officers            $ 454,688       $ 431,137
        Current employees and consultants        62,088          62,088
        Former employees                        270,519         270,519
                                              ---------       ---------
                                              $ 787,294       $ 763,744
                                              =========       =========


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

       The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 2000, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Exercise and expiration of warrants

       In February 2000 the Company received cash proceeds of $99,750 from the exercise of warrants to purchase 285,000 shares of its common stock at an exercise price of $.35 per share. At the same time, warrants to purchase an additional 286,428 shares at $.35 per share expired unexercised, as did warrants to purchase 3,098,209 shares at $.75 per share.

                        SONEX RESEARCH, INC. FORM 10-QSB



       In June 2000 the Company received cash proceeds of $73,750 from the exercise of warrants to purchase 196,667 shares of its common stock, and accepted five-year notes receivable aggregating $18,125 from its chief financial officer and two other employees for the exercise of warrants to purchase 48,333 shares of its common stock, all at a price of $.375 per share. At the same time, warrants to purchase an additional 350,000 shares at $.375 per share expired unexercised, as did warrants to purchase 590,000 shares at $.50 per share.


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

       From January 1, 2000 through June 30, 2000, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2000    4,056,716   $.52      3,426,716     $.52

    Granted/becoming exercisable     65,000    .50         51,250      .50
    Exercised                             0                     0
    Lapsed                           (3,000)   .50         (3,000)     .50
                                  ---------             ---------

Unexercised at June 30, 2000      4,118,716   $.52      3,474,966     $.52
                                  =========   ====      =========     ====


Common stock reserved for future issuance

       At June 30, 2000, a total of 11,192,091 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants at $.75 per share, expiring in:
 December 2000                                                       340,000
 February 2002                                                       167,759
 March 2002                                                          220,000
                                                                  ----------
                                                                     727,759

Currently exercisable options                                      3,474,966
Granted options becoming exercisable in the future                   643,750
Options available for future grants                                1,945,616
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            11,192,091
                                                                  ==========

                        SONEX RESEARCH, INC. FORM 10-QSB


Note 7 - Commitments
--------------------

       The Company occupies its office and laboratory facility under the terms of an extension of an operating lease agreement through December 31, 2000. In the absence of a further extension beyond that date, the Company may continue to occupy the facility on a month-to-month basis, pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease provides for monthly rent of $4,000, and requires the Company to pay all property related expenses. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that a long-term agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.




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

      o    ability to demonstrate commercial viability of SCS technology

      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

      o    ability to attract and retain skilled personnel

      o    changes in general economic conditions

      o    competition



Overview of the Company and its technology
------------------------------------------

       Sonex Research, Inc. ("Sonex" or the "Company") has developed a patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") which enables significant combustion process advancements through design modification of the pistons in four-stroke direct injected (DI) diesel engines or the cylinder heads in two-stroke engines. The SCS four-stroke engine technology addresses emissions reduction in "classical" DI diesel engines and, more recently, the feasibility of a new, enhanced combustion system for low compression ratio, controlled homogeneous combustion to further reduce emissions and improve fuel consumption.

                        SONEX RESEARCH, INC. FORM 10-QSB



       The Company has concentrated its commercial efforts on the application of the SCS to the reduction of exhaust emissions in "classical" DI turbocharged diesel truck engines through demonstration and development programs with some of the world's largest foreign multi-national diesel engine original equipment manufacturers (OEMs). The Company's objective is to execute broad agreements with engine manufacturers and their piston suppliers for industrial production of SCS pistons under license from Sonex.

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

         o    reduction of exhaust emissions in vehicular diesel engines

         o    potential elimination of exhaust aftertreatment systems

         o    equal fuel consumption

         o    potential for lower cost, less complexity and greater reliability

       In separate demonstration programs, diesel engine OEMs have verified and accepted that the SCS can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI diesel engine for medium duty trucks while maintaining fuel consumption and power. Tests conducted by one of these manufacturers showed that an engine using SCS-modified pistons along with EGR could attain future U.S. and European emissions targets when OEM type production pistons become available. In-house testing of the Company's most recent patented design innovation for vehicular DI diesel engines yields more impressive results than earlier designs. The new SCS design, when coupled with EGR, achieves significant reductions in soot and NOx emissions with no fuel penalty.

       At its June 2000 annual meeting of shareholders, the Company announced a new enhanced SCS combustion system for low compression ratio, DI engines, called "stratified charge, radical ignition (SCRI)". Sonex has evolved the SCS-SCRI design into a simplified, enhanced combustion system that enables fully controllable homogeneous combustion, which provides all the benefits combustion engineers worldwide have sought in terms of lower NOx emissions and better fuel consumption, as well as reduced weight. Sonex has begun marketing to engine OEMs this improved ignition process for low compression diesel engines and, potentially, for converted gasoline engines. The Company is seeking a committed industrial partner to provide substantial on-going financial support and technical expertise to complete development of the SCRI combustion process.

       In addition, the Company, in its laboratory and under contract with the U.S. military and defense contractors, has applied the SCS to the conversion of small gasoline engines to start and operate on military heavy fuels in a variety of applications such as small, remotely controlled military unmanned aerial vehicles (UAVs). The Sonex heavy fuel engines achieve power and fuel consumption substantially equal to that of the stock gasoline engines and provide dependable performance over the full engine operating range without "knocking", which has been a major shortcoming of other heavy fuel conversion technologies.


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

                        SONEX RESEARCH, INC. FORM 10-QSB



Current diesel engine programs
------------------------------

       Funded development of Sonex pistons for industrial production for one of the foreign engine OEMs, using an earlier SCS design, proceeded successfully through verification tests by the engine manufacturer of pre-production, finished, aluminum pistons. In the first quarter of this year, Sonex delivered screw-assembled pistons incorporating the latest SCS design innovation for "classical" DI diesel engines to the engine manufacturer for testing in a complete six-cylinder engine. The manufacturer's objective is to meet future stringent emissions limits in the production version of this engine by use of the SCS technology, in combination with other fuel system improvements, with no exhaust aftertreatment devices such as catalytic converters or particulate traps. Results of these tests are expected in the near future. Management is hopeful that successful evaluation of the Sonex pistons will lead to negotiations for further design optimization services and a license agreement.

       Promising test results at Sonex on a turbocharged six-cylinder DI diesel engine led a second foreign engine OEM to engage its piston supplier to produce pre-production SCS pistons. Sonex is providing input into the piston design process and delivery of the pre-production pistons for engine testing at the OEM is expected soon.

       Sonex has also presented the improved test results demonstrated by the latest SCS design innovation to U.S. diesel engine OEMs. Last summer one of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. In June of this year Sonex presented the results of tests it conducted over the past few months using SCS pistons in this engine. The engine manufacturer accepted this successful "proof-of-principle" of the SCS, and proposed a follow-on project for a more extensive evaluation in a different version of this engine series to begin shortly. In early July the Company submitted its proposal and engaged in some discussion of terms with the engine manufacturer; however, at the end of July, the manufacturer indicated that there would be a delay in executing an agreement. At this time, it is unclear when this contract will be signed. Sonex continues to have an open line of communication with the engine OEM and hopes to receive word on the proposed agreement in the near future.


Heavy fuel engines (HFEs)
-------------------------

       The Company has successfully applied a patented SCS starting system and modified combustion chamber design to the conversion of reliable, lightweight small, spark-ignited, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military unmanned aerial vehicles (UAVs) to start and operate on JP-5/JP-8 standard military fuels (also referred to as "heavy fuels"). UAVs conduct short-range tactical reconnaissance while operating virtually unseen and unheard, taking pictures of battlefields and enemy installations and relaying them back to ground forces. Existing UAV engines in the military's inventory operate on gasoline. Because of safety and logistics concerns, however, all military small engines, such as those powering UAVs, eventually will be required to operate on less volatile, widely available heavy fuels used by jet aircraft and most military vehicles.

       Under a "best efforts" feasibility demonstration contract from the U.S. Marine Corps (USMC) Systems Command in Quantico, Virginia, in 1998 the Company delivered five prototype UAV HFEs. Sonex successfully converted the existing single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel, leading the USMC to contract Sonex to convert an additional forty UAV engines used in the Dragondrone UAV. The USMC is now deploying tactical UAVs aboard ship for the first time, as the Dragondrone UAVs with Sonex HFEs are in service in several locations around the world. Other demonstration programs for the Sonex HFE technology for UAVs have taken place under contract with the military and defense contractors as well.

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

                        SONEX RESEARCH, INC. FORM 10-QSB



       One such program on an alternative HFE application has taken place. Under a sub-contract from a prime contractor to the U.S. military, Sonex recently completed its demonstration of the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled propulsion system for marine use to start and operate on heavy fuels. This development of the SCS 4-stroke HFE technology was conducted in a laboratory feasibility demonstrator single-cylinder engine at Sonex and is based on SCRI, the new enhanced SCS combustion process for low compression ratio, DI engines. The feasibility demonstrator engine starts and operates on JP-5 over a wide range of engine speeds and loads, with good fuel economy and without knocking. In June 2000 the military requested that Sonex provide a quotation for a follow-up contract to transfer the design from the single cylinder laboratory engine to a single cylinder of the gasoline engine. In late July, however, Sonex was informed by the military sponsor that it would not fund additional development of the SCRI, instead it would look to alternative propulsion systems. The Company is presently seeking funding for further development of the SCRI from other sources within the military.


Employees
---------

       As of June 30, 2000, the Company had six full-time employees and one part-time employee, and engaged the part-time services of two consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1999 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

       As of June 30, 2000, the Company had available cash and equivalents of approximately $147,000 and accounts receivable of approximately $89,000, (which includes receivables of approximately $67,000 from a prime contractor to the U.S. military). On the basis of available information, management previously had reasonably expected that by August, the Company would have been awarded the follow-on military heavy fuel engine contract that would have provided funding for an additional four to six months; however, award of that contract in the near future now appears unlikely. Based upon available resources, current and projected spending levels, and expected revenue from current contracts, the Company will have sufficient capital to fund operations through September 30, 2000. In the event that the award of anticipated contracts is delayed or does not materialize, and in the absence of the realization of significant revenues, additional capital may be necessary to fund operations through and beyond that date. There is no assurance that such additional capital will be available or, if available, can be obtained on favorable terms.


Results of operations
---------------------

      A net loss from operations of $200,303 was recorded for the first six months of 2000, as compared to $341,908 for the corresponding period in 1999, a decrease of $141,605, or 41%. The decrease in the loss was due to substantially higher revenue in 2000 versus 1999.


  Revenue and cost of revenue:

                                                      Six months ended June 30
                                                     -------------------------
                                                          2000           1999
                                                          ----           ----

       Government                                       $ 263,788     $ 68,800
       Commercial                                          70,000       50,000
                                                        ---------     --------
                                                        $ 333,788     $118,800
                                                        =========     ========


       Cost of revenue                                  $ 152,073     $ 36,387
                                                        =========     ========

                        SONEX RESEARCH, INC. FORM 10-QSB



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

       Nearly all of the government revenue reported for the first half of 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex is demonstrating the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company has devoted a significant portion of its available resources to the performance of this sub-contract since late in 1999. Work under this sub-contract was substantially completed by June 30, 2000.

       Government revenue for the first half of 1999 was entirely related to a January 1999 contract from the U.S. Naval Research Laboratory for an HFE conversion demonstration on a gasoline UAV engine. Work on this contract, which required only a small percentage of the Company's available workforce, continued through the third quarter of 1999.

       Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were substantially higher in the first half of 2000 than in 1999 due to the relative sizes of the government contracts being performed at the time. A small portion of total cost of revenue for each period represented charges directly attributable to funded commercial projects.


   Research and development (R&D) expenses:

       R&D expenses for the first six months of the year decreased by $34,344, or 14%, from $253,880 in 1999 to $219,536 in 2000. While the number of employees remained the same and compensation rates increased only slightly, a much higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 1999. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. The decrease in R&D expenses would have been larger than reported except that the 2000 total includes approximately $36,800 for the write-off of unamortized costs of patents abandoned while there was no such charge in 1999.


   General and administrative (G&A) expenses:

       Total G&A expenses for the first six months decreased by $7,959, or 5%, from $170,441 in 1999 to $162,482 in 2000. Personnel costs declined from $105,159 in 1999 to $101,929 in 2000, or $3,230, primarily as a result of a decrease in wages for an administrative assistant, which position became vacant early in 1999 and has not since been filled. Net decreases in other expenses amounted to $4,729.



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of the Company's security holders held on June 26, 2000, the holders of the Company's Common Stock re-elected Mr. Nuno Brandolini as a Class II director for a term expiring at the annual meeting held in the year 2003. No other matters were submitted to a vote of security holders during the second quarter of 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)    Reports on Form 8-K:

                  None.

                        SONEX RESEARCH, INC. FORM 10-QSB



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


August 11, 2000