Form 10QSB
period 2000-09-30
SONEX RESEARCH INC
filed 2000-11-13
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000




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

                                            YES   [x]       NO   [ ]



There were 18,650,714 shares of the Issuer's $.01 par value Common Stock outstanding at November 10, 2000.













                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

Balance sheets as of September 30, 2000 and December 31, 1999
Statements of operations and accumulated deficit for the  three- and nine-
   month periods ended  September 30, 2000 and 1999
Statements of paid-in capital for the period from January 1, 1998 through
   September 30, 2000
Statements of cash flows for the nine-month periods ended September 30,
     2000 and 1999
Notes to financial statements


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 10 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of September 30, 2000. These financial statements are the responsibility of the Company's management.

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

C. L. STEWART & COMPANY
Annapolis, Maryland
November 6, 2000

                                      - 2 -
                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,  December 31,
                           ASSETS                        2000          1999
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     38,058  $     57,768
 Accounts receivable                                       59,116        77,461
 Prepaid expenses                                          27,457        29,836
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   147,131       187,565

Notes receivable from officers and employees               18,125

Patents and technology, net of accumulated
  amortization of $43,840 in 2000 and
  $68,746 in 1999                                         202,811       219,776

Property and equipment, net of accumulated
  depreciation of $422,675 in 2000 and
  $409,648 in 1999                                         71,382        83,968
                                                     ------------  ------------
           Total assets                              $    439,449  $    491,309
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
 Accounts payable and other accrued liabilities      $     79,140  $     49,212
 Accrued wages                                             24,500
 Accrued bonus and vacation pay                            69,000        79,381
                                                     ------------  ------------
     Total current liabilities                            172,640       128,593
                                                     ------------  ------------

Deferred compensation                                     799,976       763,744
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 18,650,714 in 2000 and
   18,008,169 in 1999                                     186,507       180,082
 Additional paid-in capital                            20,697,125    20,430,476
 Accumulated deficit                                  (21,432,199)  (21,026,986)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (533,167)     (401,028)
                                                     ------------  ------------
   Total liabilities and stockholders' equity        $    439,449  $    491,309
                                                     ============  ============


    The accompanying notes are an integral part of the financial statements.

                                      - 3 -
                              SONEX RESEARCH, INC..
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------

Revenue
 Government                      $   29,270  $   45,093  $  293,058  $  113,893
 Commercial                               0         500      70,000      50,500
                                 ----------  ----------  ----------  ----------
                                     29,270      45,593     363,058     164,393
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     34,919      27,036     186,992      63,423
 Research & development             120,978     105,317     340,514     359,200
 General & administrative            81,871      70,927     244,353     241,365
                                 ----------  ----------  ----------  ----------
                                    237,768     203,280     771,859     663,988
                                 ----------  ----------  ----------  ----------

Net loss from operations            208,498     157,687     408,801     499,595

Other (income)/expense
 Investment and other income         (1,241)     (4,767)     (3,588)     (9,562)
 Gain on sale of marketable
  securities                                    (43,508)                (43,508)
                                 ----------  ----------  ----------  ----------

Net loss                            207,257     109,412     405,213     446,525

Accumulated deficit

 Beginning                       21,224,942  20,793,984  21,026,986  20,456,871
                                 ----------  ----------  ----------  ----------

 End                            $21,432,199 $20,903,396 $21,432,199 $20,903,396
                                 ==========  ==========  ==========  ==========

Weighted average number of
 Shares outstanding              18,594,455  17,792,344  18,396,873  17,730,754
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.011       $.006       $.022       $.025
                                      =====       =====       =====       =====




    The accompanying notes are an integral part of the financial statements.

                                      - 4 -
                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1998        1,540,001$15,400 17,393,906$173,939 $20,035,060
January through December -
 option exercises          $.50                     181,500   1,815      88,935
March for services          .625                     20,000     200      12,300
June for services           .75                       7,949      80       5,882
September for services      .44                      26,813     268      11,463
December for services       .50                      12,692     127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation from grant of
 stock options                                                           44,644
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1998      1,540,001 15,400 17,642,860 176,429  20,209,503
March for services          .44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and November
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ---------- -------  ----------
Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476
February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
Stock option compensation                                                22,000
Amortization of deferred
 compensation from grant of
 stock options                                                           22,323
                                --------- ------ ---------- -------  ----------
Balance, September 30, 2000     1,540,001$15,400 18,650,714$186,507 $20,697,125
                                ========= ====== ========== ======= ===========



    The accompanying notes are an integral part of the financial statements.

                                      - 5 -
                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                      -------------------------
                                                           2000          1999
                                                           ----          ----
Cash flows from operating activities
 Net loss                                             $  (405,213)   $ (446,525)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation                                            13,972         6,750
   Amortization of patents                                 48,058         9,450
   Amortization of deferred compensation                   22,323        22,320
   Current charges paid in stock or options                59,126        49,520
   Gain on sale of marketable securities                                (43,508)
   (Increase) decrease in accounts receivable              18,345        60,648
   (Increase) decrease in prepaid expenses                  2,379         1,480
   Increase (decrease) in current liabilities              44,048       (14,573)
   Increase (decrease) in deferred compensation            36,230        37,689
                                                      -----------    ----------
Net cash used in operating activities                    (160,732)     (316,749)
                                                      -----------    ----------
Cash flows from investing activities
 Proceeds from sales of marketable securities                            43,508
 (Increase) decrease in loans to employees                                1,000
 Acquisition of property and equipment                     (1,386)      (60,588)
 Additions to patents                                     (31,092)       (7,529)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (32,478)      (23,609)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - exercise of warrants                 173,500
 Issuance of stock - exercise of options                                 56,250
                                                      -----------    ----------
Net cash provided by financing activities                 173,500        56,250
                                                      -----------    ----------

Increase (decrease) in cash                               (19,710)     (284,108)

Cash
   Beginning of period                                     57,768       336,458
                                                      -----------   -----------
   End of period                                      $    38,058   $    52,350
                                                      ===========   ===========





    The accompanying notes are an integral part of the financial statements.

                                      - 6 -
                              SONEX RESEARCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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




                                     - 7 -
Note 4 - Deferred Compensation
------------------------------

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

     Deferred   compensation   outstanding   is   payable   to   the   following
classifications of personnel:

                                                    September 30,
                                                    -------------
                                                 2000            1999
                                                 ----            ----
        Current executive officers            $ 467,369       $ 431,137
        Current employees and consultants        62,088          62,088
        Former employees                        270,519         270,519
                                              ---------       ---------
                                              $ 799,976       $ 763,744
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
                                      ============       =========



                                      - 8 -
Note 6 - Stockholders' Equity
-----------------------------

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

     The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 2000, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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

                                      - 9 -
Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. In its complete annual financial statements presented in its Form 10-KSB, the Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" as if the fair value based method of accounting had been applied to the Company's stock option grants made subsequent to 1994.

     From January 1, 2000 through September 30, 2000, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                              Weighted                Weighted
                                               average      # of       average
                                       # of   exercise      shares    exercise
                                      shares    price    exercisable    price
                                      ------    -----    -----------    -----
Unexercised at January 1, 2000      4,056,716   $.52      3,426,716     $.52
    Granted/becoming exercisable       90,000    .50        188,750      .50
    Exercised                               0                     0
    Lapsed                             (4,500)   .50         (4,500)     .50
                                    ---------             ---------
Unexercised at September 30, 2000   4,142,216   $.52      3,610,966     $.52
                                    =========   ====      =========     ====


Common stock reserved for future issuance

     At September 30, 2000, a total of 11,215,591 shares of common stock were reserved by the Company for issuance for the following purposes:

                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants at $.75 per share, expiring in:
 December 2000                                                       340,000
 February 2002                                                       167,759
 March 2002                                                          220,000
                                                                  ----------
                                                                     727,759

Currently exercisable options                                      3,610,966
Granted options becoming exercisable in the future                   531,250
Options available for future grants                                1,945,616
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            11,215,591
                                                                  ==========





                                      - 10 -
Note 7 - Commitments
--------------------

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

       Factors that could cause actual results to differ materially include, but are not limited to, the following:

      o ability to generate cash flow from revenue or to secure financing necessary to fund future operations

      o    ability to demonstrate commercial viability of SCS technology


                                      - 11 -
      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

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

       Although the Company continues to pursue potential business opportunities as described in the following paragraphs, it will require additional capital during the fourth quarter to maintain its present level of operations. See the section below entitled "Financial Position and Liquidity" for further explanation.

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




                                      - 12 -
         o    equal fuel consumption

         o    potential for lower cost, less complexity and greater reliability

       In separate demonstration programs, diesel engine OEMs have verified and accepted that the SCS "Low Soot"design can substantially reduce particulate emissions at future NOx (oxides of nitrogen) levels in a DI diesel engine for medium duty trucks while maintaining fuel consumption and power. Tests conducted by one of these manufacturers showed that an engine using SCS-modified pistons along with EGR could attain future U.S. and European emissions targets when OEM type production pistons become available.

       At its June 2000 annual meeting of shareholders, the Company announced a new enhanced SCS combustion system for low compression ratio, DI engines, called "stratified charge, radical ignition (SCRI)". Sonex believes that SCRI will enable practical application of an alternative combustion process known as homogeneous charge compression ignition (HCCI) that is being examined by the worldwide automotive industry. HCCI has been studied by many researchers for years because, in theory, it can lower emissions while also achieving reduced fuel consumption. The lack of a method for controlling the ignition point, however, has prevented practical implementation of HCCI. With the SCRI, Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application.

       On a direct injected, single cylinder laboratory engine at Sonex, the SCRI reduced oxides of nitrogen (NOx) emissions by 80%, smoke by 90%, and fuel consumption by 20% to 30%, using diesel-type fuels. Sonex believes that the SCRI, with further development, can also be applied to gasoline engines.

       The Company has two near-term objectives for SCRI that are intended to set the stage for licensing negotiations with engine and vehicle manufacturers:
(1) Confirm the SCRI single cylinder engine advances in performance on diesel fuel in a multi-cylinder diesel engine; and (2) transition the SCRI process to a single cylinder gasoline engine. The Company is seeking committed industrial partners to provide substantial on-going financial support and technical expertise to achieve these objectives. Discussions are ongoing with technical personnel from two major international vehicle manufacturers and a major supplier of automotive components and systems regarding potential funded programs for the development of the SCRI. Proposed projects include both diesel and gasoline engine applications.

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







                                      - 13 -
Competition
-----------

       The Company's primary competition comes from the extensive research departments of the world's major vehicle and engine manufacturers. These OEMs exercise a bias toward in-house technologies over those developed by independent suppliers. Competition also comes from several independent engine testing and consulting firms around the world which are in the business of developing engine technologies. Although the experience and financial resources of its competitors far exceed those of the Company, management believes that the SCS can provide significant advantages over the competition on price and performance. Due to the highly competitive nature of the world's automotive and truck industries, in connection with its contracts and/or demonstration programs with such manufacturers the Company is required to execute joint secrecy and disclosure agreements that expressly prohibit the public disclosure of the customers' names and other significant information. Failure by Sonex to maintain this strict level of confidentiality would jeopardize the relationship of the Company with its customers.


Current diesel engine programs
------------------------------

       Funded development of Sonex pistons for industrial production for one of the foreign engine OEMs, using an earlier SCS design, proceeded successfully through verification tests by the engine manufacturer of pre-production, finished, aluminum pistons. In the first quarter of this year, Sonex delivered screw-assembled pistons incorporating the latest SCS "Low Soot" design innovation for "classical" DI diesel engines to the engine manufacturer for testing in a complete six-cylinder engine. The manufacturer's objective is to meet future stringent emissions limits in the production version of this engine by use of the SCS technology, in combination with other fuel system improvements, with no exhaust aftertreatment devices such as catalytic converters or particulate traps. The results from initial tests concluded recently, however, did not meet the Company's expectations. The control of combustion achieved by Sonex previously in a smaller engine for this manufactuer was not evident in the engine used for the current test series, apparently due to major differences in the combustion bowl of the two engines. Sonex expects to meet with the manufacturer before the end of this year to reach agreement on redesign of the SCS piston for this engine. The Company believes that the desired control of combustion can be demonstrated such that the emissions targets can be met. Negotiations for the funding of further design optimization services and a license agreement, however, have been delayed.

       Promising test results at Sonex on a turbocharged six-cylinder DI diesel engine led a second foreign engine OEM to engage its piston supplier to produce pre-production SCS pistons. Sonex is providing input into the piston design process and delivery of the pre-production pistons for engine testing by the OEM is expected in the near future.

       Sonex has also presented the improved test results demonstrated by the latest SCS design innovation to U.S. diesel engine OEMs. In the summer of 1999 one of these U.S. manufacturers delivered to Sonex an engine used in current



                                      - 14 -
production sport utility vehicles and pick-up trucks for a demonstration of the SCS in that engine. In June 2000 Sonex presented the results of tests it conducted over the past few months using SCS pistons in this engine. The engine manufacturer accepted this successful "proof-of-principle" of the SCS, and proposed a follow-on project for a more extensive evaluation in an industrial version of this engine series. The basic terms of an agreement were negotiated with the manufacturer's technical team in July. After a representative visited Sonex in August, the manufacturer asked for a short series of additional tests, which the Company is now concluding. Sonex cannot predict when a decision on the proposed funded program will be made, however, as the engine manufacturer has recently indicated that there have been changes involving its senior management and significant reductions in its workforce in response to a steep decline in the North American heavy-duty truck market.


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

       Under a "best efforts" feasibility demonstration contract from the U.S. Marine Corps (USMC) Systems Command in Quantico, Virginia, in 1998 the Company delivered five prototype UAV HFEs. Sonex successfully converted the existing single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel, leading the USMC to contract Sonex to convert an additional forty UAV engines used in the Dragondrone UAV. The USMC is now deploying tactical UAVs aboard ship for the first time, as the Dragondrone UAVs with Sonex HFEs have been in service in several locations around the world. Other potential demonstration programs for the Sonex HFE technology for UAVs have taken place under contract with the military and defense contractors as well. During the third quarter of this year, the Company completed delivery on orders from two defense contractors for a total of five UAV heavy fuel engines.

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



                                      - 15 -
       One such program on an alternative HFE application has taken place. Under a sub-contract from a prime contractor to the U.S. military, Sonex recently completed its demonstration of the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled propulsion system for marine use to start and operate on heavy fuels. This development of the SCS 4-stroke HFE technology was conducted in a laboratory feasibility demonstrator single-cylinder engine at Sonex and is based on SCRI, the new enhanced SCS combustion process for low compression ratio, DI engines. The feasibility demonstrator engine starts and operates on JP-5 over a wide range of engine speeds and loads, with good fuel economy and without knocking. In June 2000 the military requested that Sonex provide a quotation for a follow-up contract to transfer the design from the single cylinder laboratory engine to a single cylinder of the gasoline engine. In late July, however, Sonex was informed by the military sponsor that it would not fund additional development of the SCRI, instead it would look to alternative propulsion systems. The Company is presently seeking funding for further development of the SCRI from other sources within the military.

Employees
---------

     As of September 30, 2000, the Company had six full-time employees and one part-time employee, and engaged the part-time services of two consultants on a regular basis. Additional information on the Company's business, its technology, and its management can be found in the Company's 1999 Annual Report on Form 10-KSB.


Financial position and liquidity
--------------------------------

       As of September 30, 2000, the Company had cash and equivalents of approximately $38,000 and accounts receivable of approximately $59,000, nearly $57,000 of which receivables were collected in October. Also in October, the Company executed two additional contracts that are expected to generate revenue of approximately $45,000 by the end of the fourth quarter. However, cash from these sources will not be sufficient to fund operations at the present level for the entire fourth quarter. The Company is hopeful, although there can be no assurance, of receiving additional modest contract awards in the near future, but in the event that anticipated revenue is delayed or does not materialize, or if additional short-term capital is not arranged, the Company will have to reduce the scope of its operations later in the quarter. Furthermore, the Company's prospects beyond December 31, 2000 are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerhips with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.









                                      - 16 -
Results of operations
---------------------

      A net loss from operations of $408,801 was recorded for the first nine months of 2000, as compared to $499,595 for the corresponding period in 1999, a decrease of $90,794, or 18%. The decrease in the loss was due to substantially higher revenue, which more than offset the increase in costs, in 2000 versus 1999.


  Revenue and cost of revenue:

                                                     Nine months ended Sep. 30,
                                                     -------------------------
                                                          2000           1999
                                                          ----           ----

       Government                                       $ 293,058     $113,893
       Commercial                                          70,000       50,500
                                                        ---------     --------
                                                        $ 363,058     $164,393
                                                        =========     ========


       Cost of revenue                                  $ 186,992     $ 63,423
                                                        =========     ========

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

       Approximately $260,000 of the government revenue reported for the first nine months of 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex demonstrated the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company devoted a significant portion of its available resources to the performance of this sub-contract from late in 1999 through June 30, 2000 when work was substantially completed. During the third quarter of this year, the Company completed delivery on orders from two defense contractors for a total of five UAV heavy fuel engine conversions for revenue of approximately $23,000.

       Approximately $100,000 of the government revenue reported for the first nine months of 1999 was related to a January 1999 contract from the U.S. Naval Research Laboratory for an HFE conversion demonstration on a gasoline UAV engine. Work on this contract, which required only a small percentage of the Company's available workforce, continued through the third quarter of 1999.


                                      - 17 -
       Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were substantially higher in the first nine months of 2000 than in 1999 due to the relative sizes of the government contracts being performed at the time. A small portion of total cost of revenue for each period represented charges directly attributable to funded commercial projects.


   Research and development (R&D) expenses:

       R&D expenses for the first nine months of the year decreased by $18,686, or 5%, from $359,200 in 1999 to $340,514 in 2000. While the number of employees remained the same and compensation rates increased only slightly, a much higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 1999. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. The decrease in R&D expenses would have been larger than reported except that the 2000 total includes approximately $36,800 for the write-off of unamortized costs of patents abandoned while there was no such charge in 1999.


   General and administrative (G&A) expenses:

       Total G&A expenses for the first nine months of the year increased by $2,988, or 1%, from $241,365 in 1999 to $244,353 in 2000. Personnel costs increased  slightly  from  $157,877  in 1999 to  $167,872  in 2000,  or  $9,995, primarily as a result of more extensive use of consulting services and temporary clerical personnel, and a small salary rate increase, in 2000, offset in part by a decrease in wages for an administrative assistant, which position became vacant early in 1999. Net decreases in other expenses amounted to $7,007.


       Gain on sale of marketable securities:

       The marketable securities previously held represented holdings in the common stock of the corporation which in October 1995 was merged with and into the Company's inactive subsidiary. Overall, from 1996 through 1999, the Company realized gains (net proceeds) from the sale of these securities of $359,064. The last of these holdings were sold during the third quarter of 1999, yielding net proceeds of $43,508.
















                                      - 18 -
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

  (b)    Reports on Form 8-K:

                  On October 17, 2000, the Registrant filed a Current Report on Form 8-K to report that it had posted a shareholder update report on its website on that date.



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


November 10, 2000

















                                     - 19 -