Form 10KSB
period 2000-12-31
SONEX RESEARCH INC
filed 2001-04-16
CIK 723312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000. Commission
                              file number 0-14465.


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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 31, 2001 was 19,834,445. The aggregate market value of voting stock held by non-affiliates of the Registrant was $3,356,974 as of March 31, 2001.


Revenues for the year ended December 31, 2000 were $407,898.

                   Documents Incorporated by Reference: None

                      SONEX RESEARCH, INC. 2000 FORM 10-KSB


                         ITEM 1. DESCRIPTION OF BUSINESS

The Company

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, is an engineering research and development firm that is seeking to commercialize its patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") for in- cylinder control of ignition and combustion that is designed to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company was co-founded in 1980 by Dr. Andrew A. Pouring, a former Professor of Aerospace Engineering and Chairman of the Department of Aerospace Engineering at the U.S. Naval Academy. At Sonex, Dr. Pouring conducted basic research into the principle of in-cylinder control of ignition and combustion. By the late 1980's and early 1990's, the development of the SCS had moved in the direction of chemical/turbulent enhancement of combustion.

The SCS improves the combustion of fuel in engines through design modification of the pistons in four-stroke direct injected (DI) diesel engines or the cylinder heads in two-stroke spark-ignited (SI) engines. Variations of the Company's technology have been applied to all types of internal combustion engines, including those used in personal and commercial vehicles (automobiles, trucks, buses, boats, motorcycles) as well as engines used in fixed or portable utility applications (motor generator sets, pumps, chain saws), whether SI or compression ignited (CI), carburetted or fuel injected, using gasoline, diesel, alcohol and/or other fuels.

For the past several years, Sonex has concentrated its commercial efforts on the application of the SCS to the reduction of exhaust emissions in DI turbocharged diesel engines. SCS designs reduce soot and other emissions while maintaining fuel consumption and power. Management believes that the Company's piston-based emissions reduction enabling technology for DI diesel engines, which changes only a single engine component while introducing no additional parts and is self-driven by the combustion process, can be an alternative to exhaust aftertreatment. The Company is participating in demonstration and development programs with some of the world's largest multi-national diesel engine manufacturers with the goal of executing license agreements for industrial production of SCS pistons.

In 2000 Sonex introduced its Stratified Charge Radical Ignition (SCRI) combustion technology, a new branch of the SCS which Sonex believes will enable practical application of an alternative combustion process known as homogeneous charge compression ignition (HCCI) that is being examined by the worldwide automotive industry. HCCI has been studied by many researchers for years because of its potential for lowering both emissions and fuel consumption, yet unresolved issues with ignition have prevented practical implementation of HCCI. Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application. In a single cylinder laboratory engine at Sonex, the SCRI achieved significant reductions in both emissions and fuel consumption using diesel-type fuels.

Management believes that the SCRI piston design, with further development, can enable DI gasoline engined automobiles, currently sold only in markets outside the U.S. because of emissions problems, to become emissions compliant while maintaining their current fuel consumption advantages. The Company is seeking committed industrial partners and/or funding assistance from agencies of the U.S. government to provide substantial on-going financial support and technical expertise to continue development of the SCRI.

The Company, in its laboratory and under contract with the U.S. military and defense contractors, also has applied a proprietary patented SCS starting system and modified combustion chamber to the conversion of reliable, lightweight, SI, two-stroke, gasoline engines to start and operate on JP-5/JP-8 standard military fuels (also referred to as "heavy fuels") in a variety of applications such as small, remotely controlled military unmanned aerial vehicles (UAVs). The military now requires such engines to operate on less volatile heavy fuels to reduce the hazard associated with gasoline, making heavy fuel engines (HFEs) more suitable for applications where gasoline storage and use are undesirable.

Sonex HFEs achieve power and fuel consumption substantially equal to that of the stock gasoline engines. Sonex-modified single-cylinder, 100cc HFEs have been deployed aboard ship and on land by the U.S. Marine Corps (USMC) in the Dragondrone UAV, the only UAV qualified for shipboard use.

As of March 31, 2001, the Company has five full-time employees and engages the part-time services of several consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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


Ability to demonstrate commercial viability of SCS technology

Ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

Ability to attract and retain skilled personnel

Changes in general economic conditions

Competition


Potential benefits of the SCS in the reduction of emissions

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

High pressure injectors may reduce smoke/particulates, but they also increase NOx emissions while doing so. Manufacturers, therefore, may be able to eliminate equipment such as particulate traps, but they likely will need de-NOx catalytic converters, further retard of injection timing, and replenishment chemicals, leading to an increase in fuel consumption and additional maintenance, all at a significantly higher cost. Management believes that the Company's diesel technology, which primarily requires a change of piston design, under normal operating conditions causes a reduction in smoke/particulates, carbon monoxide
(CO), hydrocarbons (HC), and NOx by significant amounts while maintaining brake specific fuel consumption (BSFC) and power. In testing conducted in modern turbocharged engines of several manufacturers, fitted with a variety of Sonex pistons including aluminum screw assembled pistons fabricated by Sonex and pre-production type electron beam welded pistons made by a piston manufacturer, the Company has demonstrated that the SCS may reduce smoke/particulate emissions in excess of 50% while maintaining equal NOx emissions at future targets and BSFC approximately equal to that of the stock engine.

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

Management believes that Sonex Ultra Clean BurnTM technology is perhaps the least expensive method of emissions reduction, but it is likely to be used in conjunction with other technologies to enable manufacturers to meet the strict diesel truck emission standards that will be introduced in the near future. All testing to date by Sonex and the engine OEMs has shown that SCS diesel technology is complementary to new developments such as high pressure and common rail injection and EGR.


Patents and proprietary information

The Company has endeavored to protect its technology by filing for patents in the U.S. and in those foreign countries in which it may be able to commercialize the SCS. The most recent U.S. patents for the SCS DI diesel engine technology were issued in January 1999 and January 2001, and the most recent U.S. patent for the SCS heavy fuel engine technology was issued in January 1999. The name "SONEX" was registered at the U.S. Patent and Trademark Office in 1987.

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


Competition

The Company faces significant competition from the extensive research departments of the world's major vehicle and engine manufacturers. These OEMs exercise a bias toward in-house technologies over those developed by independent suppliers. Competition also comes from several independent engine testing and consulting firms around the world which are in the business of developing engine technologies. The Company's competitors have substantially greater financial, technical and marketing resources than does the Company. Accordingly, the Company cannot be sure that it will have the resources or expertise to compete successfully in the future.

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





Overview of SCS design modifications

The patented SCS engine design modifications for heavy fuel operation in SI two-stroke engines consist of modified cylinder heads and special combustion chamber inserts housing the proprietary SCS technology. The SCS conversion aims to maintain the gasoline engine's stock carburetion, intake and exhaust port timing, intake and exhaust systems, ignition system, ignition timing, compression ratio and weight. The SCS starting system employs heaters similar to those used in a diesel engine.

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

The SCS "Low Soot" design, based on the Sonex U.S. patents issued in January 1999 and January 2001, is a recent invention in the series for the SCS for DI diesel engines and involves rearrangement of SCS features to exploit new fundamental understandings of fluid dynamics. The key feature of the SCS DI diesel technology is the presence of improved microchambers in the piston which produce and conserve intermediate and radical chemical species from a small portion of the incoming fuel. The expulsion of these materials at high velocity enhances turbulence mixing, achieving better than a 50% soot reduction and a 10% NOx reduction in the Sonex single cylinder, DI, normally aspirated research engine with no change in injection timing. Sonex has also demonstrated that the SCS technology can be transferred to a modern turbocharged, intercooled DI diesel engine.

Application of the SCS for achieving reduced diesel emissions is highly leveraged when used with EGR, allowing enhanced ignition with low soot production in the presence of large amounts of EGR. In the Sonex single cylinder research engine, the synergy of SCS and EGR (at levels up to 45%) produced far greater NOx reduction than the same engine without EGR over a range of loads and speeds while maintaining the same soot level. Typically, without the SCS, a high level of NOx- reducing EGR produces at least a three-fold increase in soot.

SCS generated radical chemical species from a design similar to the "Low Soot" design are also being used at Sonex in relation to an alternative combustion process known as homogeneous charge compression ignition (HCCI) that is being examined by the worldwide automotive industry. HCCI has been studied by many researchers for years because, in theory, it can lower emissions while also achieving reduced fuel consumption, because compression ignition does not require the use of a spark plug; however, the lack of a method for controlling the ignition point has prevented practical implementation of HCCI. Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application by achieving radical assisted, four-stroke combustion to enable fully controllable compression ignition at low pressures as a function of fuel injection timing, a mode Sonex refers to as Stratified Charge, Radical Ignition (SCRI).

With SCRI, radical (chemical) species that enable ignition are created by interaction of the injected fuel spray with specially designed microchambers in the piston side wall. The net result is an engine that is fully controllable at all loads and speeds without limitation, has extremely low emissions and the fuel economy of a diesel engine. On a DI, single cylinder laboratory engine at Sonex, the SCRI reduced NOx emissions by 80% and smoke by 90% while maintaining fuel consumption, using diesel- type fuels.


Targeted applications


                    SCS "Low Soot" Design for Truck Diesel Engines

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

The Company has completed separate demonstration programs with some of the largest multi-national diesel engine OEMs in the world, and each has verified and accepted that the SCS can substantially reduce particulate emissions at future NOx levels in a DI diesel engine for medium duty trucks while maintaining fuel consumption and power. The SCS design for "classical" DI diesel engines, referred to as the "Low Soot" design, has shown 50% reduction in soot with 10% reduction in NOx while maintaining fuel consumption and power. Evidence to date shows that the SCS is a significant new engine design variable, and that the synergy of the SCS in combination with EGR can enable in-cylinder emissions reduction to meet future regulatory standards.

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


                  SCS SCRI Design for Truck Diesel Engines

The new SCS Stratified Charge Radical Ignition (SCRI) combustion technology attempts to enable practical application of homogeneous charge compression ignition (HCCI) that, in theory, can lower emissions while also achieving reduced fuel consumption. Compression ignition does not require the use of a spark plug; however, the lack of a method for controlling the ignition point has prevented practical implementation of HCCI. With the SCRI, Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application.

SCRI combines the best aspects of HCCI without its inherent limitations. Combustion pressure is kept low so lightweight gasoline engine construction can be used. The spark plug is eliminated so diesel-like radical ignition is used; its timing is fully controllable by the use of diesel-type direct injection into the cylinder. Sonex demonstrated this ignition control in a laboratory, single cylinder engine in meeting a Department of Defense objective to convert gasoline engines to JP-5 (kerosene- like) fuel while retaining the performance and lightweight advantages of a gasoline engine. The laboratory engine was adapted to run on JP-5 based on the SCRI piston embodiments, DI sparkless ignition and low compression ratio controlled combustion over a wide range of speed and load. Compared to the stock engine at higher compression ratio, the Sonex laboratory engine running on JP-5 preserves fuel economy while reducing NOx by 80% and soot by 90%.

A joint feasibility study of the SCRI is now underway with a major truck OEM to transfer the SCRI results achieved on the single-cylinder laboratory engine to a multi-cylinder, medium-duty truck diesel engine that employs all of the latest diesel engine technology.


          		  SCS SCRI Process for Gasoline Engines

Management believes that the SCRI piston design, with further development, can enable DI gasoline engined automobiles, currently sold only in markets outside the U.S. because of emissions problems, to become emissions compliant while maintaining their current fuel consumption advantages.

Vehicle manufacturers are now trying to out do each other on fuel mileage, with improvement of 15% being a major objective, but NOx emissions remain a problem. U.S. firms are focusing their attention on hybrid propulsion technologies, such as gasoline/diesel-electric power plants, rather than improvements in combustion technology (more efficient ways of burning fuel). Hybrid power plants utilize the gasoline or diesel engine during steady speed operation. These engines operate at high rpm to develop the needed power and suffer from added weight.

There are ongoing efforts in Japan, however, to achieve a new class of engines known as GDI, Gasoline Direct Injected engines, that operate on high air-fuel ratios. Direct injection (DI) uses unrestricted air flow and a fuel injector in each cylinder of the engine to provide precisely timed, metered fuel delivery to the combustion chamber to overcome the air and fuel flow inefficiencies of present gasoline engines. GDI engines have achieved reductions in gasoline consumption of 20% to 30%. Mitsubishi has produced over 800,000, five-passenger, 2,700 pound vehicles with GDI engines that achieve 53 mpg, for sale in markets other than the U.S. Significantly, all the GDI engines reported to date are complex, use a spark plug to initiate conventional (non-homogeneous) combustion, require premium fuel, and do not meet U.S. emissions standards for NOx regardless of the catalytic converter technology.

All automobile manufacturers are familiar with the benefits of the GDI engine in performance, fuel consumption and cost-to-manufacture, as well as the challenging exhaust problem with NOx emissions in the presence of excess oxygen that cannot be solved with a catalytic converter. Engine researchers know the key to solving the GDI NOx problem is to replace spark ignited, lean combustion with homogeneous, compression ignition and controlled, high rate heat release combustion. The vexing challenge has been to achieve a combustion control mechanism that works effectively over the range of engine operation expected of an automotive application.

Worldwide automotive industry researchers have been studying HCCI because compression ignition does not require the use of a spark plug; thus, in theory, HCCI can lower emissions while also achieving reduced fuel consumption. The lack of a method for controlling the ignition point, however, has prevented practical implementation of HCCI.

With the SCRI process, Sonex believes it has the potential not only to make HCCI viable for commercial application but also to leapfrog the Japanese GDI accomplishments. The SCRI piston design could enable fuel-efficient GDI engines to become emissions compliant and thereby improve fuel mileage of U.S. produced automobile and light trucks by 25% to 30%.

The Company is seeking committed industrial partners to provide substantial on-going financial support and technical expertise to achieve these objectives. First, Sonex must evolve the current SCRI engine performing on diesel fuel into a single-cylinder gasoline engine to establish feasibility and design parameters. The emphasis on this first phase will establish a knowledge base upon which a prototype multi-cylinder engine can be designed in a second phase. The Company then would be in a solid position to work with the auto industry on demonstration projects to transition SCRI to multi- cylinder engines so gasoline can be burned effectively in eventual production engines of all sizes. Fortunately, demonstration projects with automotive manufacturers could provide results fairly quickly since the sparkless SCRI can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.


              SCS for Military and Commercial Heavy Fuel Engines (HFEs)

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

In a directive originally issued January 1993 and reissued April 1999, the Department of Defense (DoD) mandated the elimination of gasoline such that the primary fuel for combat support equipment shall be a single kerosene-based "heavy fuel" (such as JP-5 and JP-8). The DoD directive also states in part that "... to the maximum extent practical, no new combat support or combat service support equipment or vehicles requiring gasoline-type fuels will be acquired or developed." The military, however, has yet to comply fully with the directive by continuing to acquire commercial off-the-shelf products powered by gasoline engines.

The reasons for a single military fuel are centered around simplified  logistics
- minimizing the number and complexity of fuels - and safety, particularly on board the ships and vehicles that must transport the fuel. Less volatile, widely available heavy fuels are used by jet aircraft and military vehicles. While larger vehicles, motor generators, etc., acquired by the military in recent years have tended toward diesel engines that can use these fuels, no solution has been identified for the tens of thousands of smaller engines in use, such as those powering UAVs, standby generators, water pumps, chainsaws, earth tampers and outboard engines.

Management believes that the Sonex heavy fuel technology can assist military customers in achieving compliance with the directive for a single battlefield fuel by converting exisitng gasoline engines to operate on heavy fuel. Sonex heavy fuel engines (HFEs) achieve power and fuel consumption substantially equal to that of the stock gasoline engines and provide dependable performance over the full engine operating range without "knocking", which has been a major shortcoming of other heavy fuel conversion technologies. The first Sonex HFEs have been deployed by the USMC since 1998 in the Dragondrone UAV and qualified for shipboard use.

The Company is exploring additional potential uses by the military for the SCS HFE technology, as well as private sector opportunities. Operation of a light-weight engine on less volatile diesel and heavy fuels will reduce the dangers associated with the storage of gasoline, such as in utility engines used in pumps, generator sets, etc., in homes, commercial buildings and boats. The range of commercial applications is particularly important to the military as it acquires off-the-shelf products powered by two-cycle engines and thereby continues to perpetuate the need for gasoline in the logistics system.

The primary objective is to capitalize on the success to date with SCS HFEs by participation in new DoD programs. In addition, Sonex seeks sponsors within the DoD who are obliged to make an effort to comply with the directive on the elimination of gasoline when purchasing numerous items as commercial off-the-shelf that are powered by two-stroke gasoline engines.


DI diesel engine programs with engine and piston OEMs

On a continuing basis for the past few years, the Company has performed extensive design and development work on medium- and heavy-duty truck engines for large foreign multi-national diesel truck engine OEMs, in separate programs. Also, in cooperation with the engine OEMs, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. The most extensive collaboration has been with the former T&N Piston Products Group of the U.K., which was acquired in 1998 by Federal- Mogul Corp., a major international supplier of engine components based in Southfield, Michigan. T&N invested significant funds internally in developing innovative and economical techniques of manufacturing Sonex pistons for series production, as well as performing finite element, thermal and stress analyses to examine the effects of stress on the Sonex piston under a variety of extreme conditions.

Promising test results at Sonex in 1999 of the SCS "Low Soot" design on a turbocharged six-cylinder DI diesel engine using hand-assembled pistons have led a second foreign engine manufacturer to arrange in early 2001 for third party evaluation of the Sonex "Low Soot" diesel technology by one of the world's leading independent engine R&D and testing firms. The test engine is a turbocharged and intercooled six-cylinder, DI diesel engine used in medium-duty trucks. Pre-production SCS pistons have been fabricated by Federal-Mogul Corp. for this evaluation.

Sonex expects the results of the testing to confirm emissions measurements of Sonex "Low Soot" diesel technology taken by the Company in-house with hand-assembled, experimental SCS pistons that showed a 50% reduction in soot particles. Similar testing by another foreign diesel engine manufacturer of an earlier Sonex design confirmed that pre-production pistons would perform considerably better than experimental pistons.

The results of this evaluation of the Sonex "Low Soot" design are expected to be published later this year in a technical paper to be submitted to the Society of Automotive Engineers.

During 2000 a second foreign engine OEM conducted a test program for hand-assembled SCS "Low Soot" design pistons in a six-cylinder diesel engine with the objective of meeting future emissions limits in a production engine with no exhaust aftertreatment devices. In fall 2000 the engine OEM halted parametric testing of these experimental pistons. (Parametric testing involves operating the engine in a laboratory test stand under prescribed conditions for each SCS design variation.) The test results were not as expected by Sonex, as the emissions reduction achieved earlier at Sonex in the OEM's four-cylinder engine was not evident in the six-cylinder engine. Sonex believes this was due to major differences in the piston combustion bowl of the two engines. At a progress meeting with the OEM late in 2000, the Company also presented its SCRI single-cylinder engine data. The OEM then decided to pursue development of both Sonex processes.

Further evaluation of potential variations of the SCS "Low Soot" piston design will now take place through computer simulation by the OEM before parametric testing resumes. Computer simulation of the combustion process through use of a mathematical model permits simulation of the prescribed test conditions. The OEM seeks to determine whether or not the complexity of the chemistry and flow dynamics of the SCS process can yet be achieved.

In late March 2001 Sonex and the OEM reached agreement on a joint feasibility study of the potential of the SCRI diesel design. The objective of the study is to transfer the SCRI results achieved by Sonex on the single-cylinder laboratory diesel engine to a modern, advanced, multi-cylinder, medium- duty truck diesel engine that employs all of the latest diesel engine technology such as a high pressure, electronically controlled injection system, and turbo-charging.

Program planning has begun in spring 2001, with testing to begin later in the second quarter of 2001 in one of the OEM's facilities. The Company will receive progress payments during the feasibility study and will be entitled to incentive payments at the conclusion of the test program upon the achievement of certain emissions reduction targets. The agreement also includes provisions pursuant to which the engine OEM is granted priority rights to negotiate a license for the SCRI diesel technology.

Another international OEM has proposed a single-cylinder diesel engine test program to apply the SCS "Low Soot" design to a new V6/V8 diesel engine being developed for light trucks and sport utility vehicles. This work has been included in a joint proposal by the OEM and a major U.S. university to the U.S. military seeking development funding. The Company has been informed that the military is now negotiating contract details with the OEM, and a subcontract award to Sonex is expected in the near future.



U.S. diesel engine manufacturers

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

The EPA held public hearings on the progress of the settlement in September 1999, December 1999 and March 2000, after which it approved the projects proposed by the diesel engine manufacturers under the Consent Decrees. After having reviewed limited publicly available information on the scope of these projects and having attended and addressed the December 1999 public hearing, Sonex believes that the potential benefits of the SCS in-cylinder piston based emissions reduction technology have not been recognized in the engine manufacturer responses. The project descriptions provided by the engine manufacturers appear to place heavy emphasis on exhaust aftertreatment and alternative fuels rather than on efforts to refine or optimize the combustion system.

Before the Consent Decrees were entered, Sonex maintained correspondence with and visited several U.S. diesel engine OEMs during 1999 to present the improved SCS test results. One of these U.S. manufacturers delivered to Sonex an engine used in current production sport utility vehicles and pick-up trucks for a demonstration of the SCS DI diesel technology in that engine. Following months of testing at Sonex using SCS pistons in this engine, in summer 2000 the OEM accepted the results as a successful "proof-of-principle" of the SCS, and proposed a follow-on project for a more extensive evaluation in an industrial version of this engine series. The basic terms of an agreement were quickly negotiated with the manufacturer's technical team. After a representative visited Sonex in August and the Company later completed a short series of additional tests, progress stalled. Ultimately, the engine OEM indicated that changes involving its senior management and significant reductions in its workforce in response to a steep decline in the North American heavy-duty truck market would preclude any funding for the follow-on SCS program.

Sonex will continue to approach the U.S. diesel engine OEMs but will concentrate its efforts on the completion of current programs with foreign OEMs.





Heavy fuel engines (HFEs) for the military

Under a "best efforts" feasibility demonstration contract from the U.S. Marine Corps (USMC) Systems Command in Quantico, Virginia, in 1998 the Company delivered five prototype UAV heavy fuel engines (HFEs). Sonex successfully converted the existing SI, carburetted, 100cc single cylinder, two-stroke, gasoline fueled engine to start and run on heavy fuel, leading the USMC to contract Sonex to convert an additional forty UAV engines used in the Dragondrone UAV. The USMC is now deploying tactical UAVs aboard ship for the first time, as the Dragondrone UAVs with Sonex HFEs are in service in several locations around the world.

Other demonstration programs for the Sonex HFE technology for UAVs have taken place under contract with the military and defense contractors as well. The Company has successfully demonstrated the heavy fuel conversion of 290cc and 350cc, two-stroke, carburetted, SI two cylinder gasoline engines for the U.S. Navy, and in 2000 delivered on orders from two defense contractors for a total of five UAV 100cc HFEs. The Company also has high expectations of receiving award of two small contracts from the military in the second quarter of 2001 for development of small HFEs for two experimental UAVs.

Under a sub-contract from a prime contractor to the U.S. Navy, in the summer 2000 Sonex completed its demonstration of the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled propulsion system for marine use to start and operate on heavy fuels. This development of the SCS 4-stroke HFE technology was conducted in a laboratory feasibility demonstrator single-cylinder engine at Sonex and is based on SCRI, the new enhanced SCS combustion process for low compression ratio, DI engines. The feasibility demonstrator engine starts and operates on JP-5 over a wide range of engine speeds and loads, with good fuel economy and without knocking. Rather than continue implementation into the full-scale eight cylinder engine, which would retain its performance and lightweight advantages, the Navy decided instead to fund gas-turbine or other conventional diesel technologies for this application. Sonex is approaching other military customers to continue this development.


Federal legislative and funding support

Fuel economy of vehicles sold in the U.S. is a matter of public law under the CAFE (Corporate Average Fuel Economy) legislation. For the past six years the U.S. automobile industry has been successful in thwarting any legislative actions that would have led to an increase in CAFE. In 2001, however, the future of CAFE and other national fuel economy solutions have become front-page political issues. Gasoline direct injected (GDI) engines in vehicles produced by Japanese OEMs have been shown to deliver 20% to 30% improvement in fuel mileage, yet are not available in the U.S. due to failure to comply with emissions standards. With the SCRI process, Sonex believes it has the potential to make an alternative combustion process known as homogeneous charge, compression ignition
(HCCI) viable for commercial application to achieve fuel-efficient, emissions compliant GDI engines available for sale in the U.S.

Sonex seeks exposure and "encouragement" to the auto industry to make something happen as soon as possible with SCRI. CAFE changes to incentivise fuel economy in the vehicular marketplace could create a healthy technical competition and draw automotive industry attention to the benefits of the Sonex SCRI combustion process.

The Company has initiated contact with the R&D Center in the U.S. that developed the PNGV hybrid vehicle for an international engine OEM. (The PNGV - Partnership for a New Generation Vehicle - is a U.S. government sponsored consortium of automakers with the goal of achieving an 80mpg vehicle). The OEM has suggested a project to apply the SCS "Low Soot" design to its three cylinder, DI diesel engine involved in the PNGV project. The R&D Center expects to inform Sonex shortly on its decision whether or not to proceed with this project.

In March 2001 Dr. Andrew A. Pouring, CEO and founder of Sonex, testified in a hearing before the House Committee on Armed Services' Subcommittee on Research and Development on Innovative Research Companies. Dr. Pouring gave an overview of the potential of the patented SCS, piston- based, engine technology for in-cylinder control of ignition and combustion to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company is following-up with the Committee and is enlisting the aid of Maryland legislators in Congress to gain exposure for the SCRI process.

The Department of Energy recently solicited proposals to achieve ignition control of lean burn gasoline combustion to which a team comprised of Sonex, Drexel University and the University of Texas responded with a development to extend SCRI in anticipation of its application to GDI engines. The proposal evaluation is scheduled to be completed in May 2001, with contract awards to follow later in the year.

Also at the hearing before the House Committee on Armed Services, Dr. Pouring reported on the unresponsiveness of the military to the existing directive mandating the elimination of gasoline in favor of heavy fuels, and how SCS heavy fuel engine (HFE) technology can assist in the implementation of that directive. Sonex-modified single-cylinder, two-stroke, 100cc HFEs have been deployed aboard ship by the U.S. Marine Corps in the Dragondrone UAV, and the Company has successfully completed heavy fuel conversions of other UAV engines for the military. Sonex also conducted a feasibility study in a single-cylinder laboratory engine for the Navy using the SCRI combustion system that would allow conversion of an eight-cylinder gasoline engine to heavy fuel use while retaining its light weight and flexibility. The feasibility was proven, with the Sonex laboratory engine achieving the fuel economy of a diesel and low emissions; however, rather than proceed with a program to transfer the Sonex single-cylinder engine results to the gasoline engine, which would retain its performance and lightweight advantages, the Navy instead decided to examine conventional diesel and turbine technologies.

Dr. Pouring told the Committee that Sonex seeks to capitalize on the success to date with SCS HFEs by participation in new military programs, and that the Company is seeking sponsors within the military who are obliged to make an effort to comply with the directive on the elimination of gasoline. Specifically, he described a Defense Advanced Research Projects Agency (DARPA) development of a new unmanned helicopter that is using a gasoline automobile engine. Dr. Pouring suggested that a Sonex heavy fuel conversion program on a full scale gasoline engine for this application would produce a heavy fuel prototype demonstrator for all the services to evaluate for a variety of applications. The Company has maintained an ongoing dialogue with DARPA over the past year with respect to initiating such a project. DARPA has been supportive of the Sonex advances, but has indicated that no funding is available for such a project to help achieve compliance with the DoD directive requiring that new systems have heavy-fuel capability. Dr. Pouring asked the Committee to provide funding for a Sonex HFE conversion program for DARPA's unmanned helicopter.

Finally, Dr. Pouring suggested that completion of such a project for the military would have substantial benefit for commercial applications as well. Sonex heavy fuel conversion of the DARPA gasoline engine would provide the direct injected embodiments to allow transfer of the results to a gasoline SCRI prototype. Thus, "a spin-off" from a timely military program could accelerate the prospects of the U.S. having an SCRI, multi-cylinder, sparkless, GDI engine prototype, with substantially lower emissions and dramatically reduced fuel consumption.



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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.


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

The Company has never paid cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future. The high and low closing prices of the Common Stock for each quarterly period since January 1, 1999 were as follows (These prices, which are drawn from reports provided to the Company by Nasdaq, reflect inter-dealer prices without mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.):


     Quarter ended: 				   High              Low

        March 31, 1999                       $.63             $.38
        June 30, 1999                         .56              .38
        September 30, 1999                    .53              .35
        December 31, 1999                     .47              .22
        March 31, 2000                        .50              .28
        June 30, 2000                         .47              .28
        September 30, 2000                    .44              .19
        December 31, 2000                     .24              .11
        March 31, 2001                        .25              .14

As of March 31, 2001, there were 19,834,445 shares issued and outstanding, with approximately 970 holders of record. The shares for approximately 2,900 additional beneficial owners of the Common Stock are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934. As of March 31, 2001, a total of 9,825,475 shares of the Company's Common Stock were reserved for issuance in connection with the conversion of preferred stock and the exercise of outstanding warrants and options.



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

Cash available at the beginning of 2000, combined with revenue from development and demonstration programs, met a significant portion of the Company's operating expenditure requirements for the year. Additional cash of $173,500 was provided during 2000 by the exercise of stock warrants and $193,750 from a private placement of stock and warrants.


Financial position and liquidity

As of March 31, 2001, the Company had available cash and equivalents of approximately $58,700 and no significant accounts receivable. During April 2001 the Company hopes to raise additional funds of $25,000 to $50,000 from the second closing of a private placement of stock and warrants which initially raised $75,000 in late March 2001. The Company also has high expectations of receiving two contracts from the military in the second quarter of 2001 for development of small HFEs for two experimental UAVs.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through June 30, 2001. In the event that anticipated revenue is delayed or does not materialize, or if additional short-term capital is not arranged, the Company will have to reduce the scope of its operations later in the second quarter. Furthermore, the Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerhips with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.


Salary deferrals by officers and employees

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


Results of operations

Certain reclassifications have been made to the reporting of the balances for 1999 and 1998 to conform to the classifications used in 2000, primarily to segregate "Cost of revenue" from research and development expenses.


Condensed comparative results:

                                                 2000       1999         1998
                                              ---------   ---------   ---------

  Total revenue                               $ 407,898   $ 324,386   $ 395,213
                                              ---------   ---------   ---------

  Cost of revenue                               228,587     100,857     212,986
  Research and development (R&D) expenses       453,494     531,584     439,536
  General and administrative (G&A) expenses     332,607     315,649     276,674
                                              ---------   ---------   ---------

  Total expenses                              1,014,688     948,090     929,196
                                              ---------   ---------   ---------

    Net loss from operations                   (606,790)   (623,804)   (533,983)

  Gain on sale of marketable securities                      43,508     247,144
  Investment and other income                     4,860      10,181      16,477
                                              ---------   ---------   ---------

    Net loss                                  $(601,930)  $(570,115)  $(270,362)
                                              =========   =========   =========
Total revenue increased from 1999 to 2000 by $83,612, or 26%, as higher revenue from military contracts more than offset the decline in revenue from programs for truck diesel engine manufacturers. Total expenses increased $66,598, or 7%, from 1999 to 2000, due to the increase in costs associated with the increased level of funded contracts and higher personnel costs. As a result, the net loss from operations decreased by $17,014 from 1999 to 2000. The overall net loss for 2000, however, was higher than that for 1999 by $31,815, as the 1999 net loss was reduced by gains on the sale of marketable securities.

From 1998 to 1999 total revenue decreased by $70,927, or 18%, as higher revenue from programs for truck diesel engine manufacturers only partially offset the decline in revenue from military contracts. Total expenses increased $18,894, or only 2%, from 1998 to 1999, as the 1998 total was unusally high due to the inclusion of the costs of a significant subcontract to another firm in connection with a large military prime contract, thereby offsetting much of the increase in personnel costs that occurred from 1998 to 1999. The decline in revenue and the increase in total expenses caused the net loss from operations to increase by $89,821 from 1998 to 1999. The overall net loss for 1999, however, was higher than that for 1998 by $299,753, primarily because gains on the sale of marketable securities were higher by $203,636 in 1998 than in 1999.

Gains on the sale of marketable securities represent the proceeds from the sale of the Company's holdings in the common stock of Digital Dictation, Inc. (acquired in 1998 by Medquist, Inc.), the corporation which in 1995 was merged with and into the Company's inactive former subsidiary, SonoChem, Inc. The Company liquidated most of this investment during 1998 when its value increased substantially. The balance of the investment was sold in 1999. Because the Company's basis for this investment was zero, all sales proceeds are recognized as gains. Overall, from 1996 through 1999, the Company realized gains (net proceeds) from the sale of these securities of $359,064.



Revenue and cost of revenue:

                                            2000        1999        1998
                                         ---------   ---------   ---------

  Defense revenue                        $ 337,898   $ 224,286   $ 334,663
  Commercial revenue                        70,000     100,000      60,550
                                         ---------   ---------   ---------
    Total revenue                          407,898     324,286     395,213
                                         ---------   ---------   ---------

    Cost of revenue                        228,587     100,857     212,986
                                         ---------   ---------   ---------


Changes in annual revenue are subject to the number of funded contracts received, the timing of completion of those contracts, and the extent of related subcontracts. Commercial revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Over the last three years the Company has obtained several government contracts for its heavy fuel engine (HFE) technology. All contracts to date in this area have involved the conversion of commercial gasoline fueled engines used in UAV's and the like to heavy fuel operation.

Total revenue increased 26% from 1999 to 2000, after having decreased 18% from 1998 to 1999. Approximately $260,000 of the government revenue reported for 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. Navy pursuant to which Sonex demonstrated the technical feasibility of converting an existing high performance, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company devoted a significant portion of its available resources to the performance of this sub-contract from late in 1999 through June 2000 when work was substantially completed. Revenue from this contract recognized in 1999 was approximately $124,000. The remaining defense revenue  for 2000  consisted  of five  smaller  contracts  ranging  in size from
$12,500 to $20,000, including three contracts for UAV gasoline engine conversions to heavy fuel operation.

Approximately $100,000 of the government revenue reported for 1999 was related to a contract from the U.S. Naval Research Laboratory for an HFE conversion demonstration on a gasoline UAV engine. Follow-on work on this program failed to materialize.

Revenue from commercial contracts, earned primarily in connection with the Company's DI diesel engine piston technology, declined $30,000 from 1999 to 2000 as there was a substantial delay from the time of completion of the funded programs in 2000 until negotiations for the next phase of funded work were completed in the first quarter of 2001. Revenue from this program with a foreign diesel engine OEM which began in 1998 was $100,000 in 1999 and $50,000 in 2000.

From 1998 to 1999 total revenue decreased $70,927, or 26%, primarily as a result of a decline in defense revenue of $110,377. Defense revenue in 1998 included subcontract revenue of approximately $73,000, of which nearly $51,000 related to the USMC contract to convert the Dragondrone UAV engines to heavy fuel use. There were no subcontracts in 1999. The remaining defense revenue for 1998 included approximately $94,000 for the Dragondrone HFEs, and a total of approximately $167,000 from three other HFE demonstration contracts for which there was no follow-up work in 1999.

Revenue from commercial contracts for 1998 included $50,000 from the program with a diesel engine OEM mentioned above and $10,550 from a program on a smaller, non-vehicular engine.

Cost of revenue primarily consists of direct labor charges, direct purchases attributable to funded programs, and subcontract costs. Such amounts were substantially higher in 2000 than in 1999 due to the relative sizes of the government contracts being performed at the time. A small portion of total cost of revenue for each period represented charges directly attributable to funded commercial projects. The total for 1998 includes defense program subcontract costs of approximately $69,000, while there were no subcontracts in 1999 or 2000.

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


Research and development (R&D) expenses:

                                                2000         1999        1998
                                              ---------   ---------   ---------

  Personnel (includes stock and options):
    Employee compensation                     $ 333,027   $ 314,442   $ 281,886
    Taxes & benefits                             48,594      42,761      39,676
    Consulting fees                             115,672     106,277      99,382
                                              ---------   ---------   ---------
    Total personnel                             497,293     463,480     420,944

  Cost of subcontracts	                                                 69,326
  Project parts and supplies                     49,343      44,810      59,169
  Occupancy                                      48,785      47,044      46,939
  Depreciation, patent amortization
     and write-off of abandoned patents          62,409      51,493      21,288
  Patent maintenance and renewal feess            8,831       9,962      11,726
  Other expenses                                 15,420      15,652      22,530
                                              ---------   ---------   ---------
      Total expenses                            682,081     632,441     652,522

  Less amounts classified as cost of revenue:
      Personnel                                (192,330)    (96,719)   (125,798)
      Cost of subcontracts                                              (69,326)
      Project parts and supplies                (32,951)     (4,138)    (17,862)
      Other expenses                             (3,306)
                                              ---------   ---------   ---------

    Total R&D                                 $ 453,494   $ 531,584   $ 439,536
                                              =========   =========   =========


The following analysis is based on a comparison of total R&D expenses before deduction of amounts classified as cost of revenue.

Total R&D expenses increased by $49,640, or 8%, from 1999 to $453,494 in 2000 as a result of increases in personnel costs and non-cash charges for depreciation, patent amortization and patent write-offs. After subtraction of subcontract costs of $69,326 in 1998, total R&D expenses of $583,196 in 1998 increased by $49,245, or 8%, to 1999 as a result of increases in personnel, depreciation, patent amortization and patent write-offs were partially offset by a decrease in project parts and supplies and other expenses.

The increase in R&D personnel costs of $43,208, or 9%, from 1999 to 2000 resulted from higher total salaries due to the hiring early in 2000 of a technician who was employed until October 2000, a 4% increase in the salary of the Company's CEO and Chief Scientist, an increase in health insurance premium rates, and an increase in consulting fees, with total bonus awards declining slightly. While consulting fees in total increased only $9,395, or 9%, total fees for funded contracts (related only to the Navy contract) increased from approximately $15,000 in 1999 to approximately $56,000 in 2000 to reflect the increase in time spent by the consultant who served as program manager (the same individual who serves as the Company's director of business development - see G&A discussion), as well as the charges for a fuel injection system consultant. This was offset significantly by a decrease from approximatley $90,500 in 1999 to $59,700 in 2000 in charges for the Company's R&D supervisor and international corporate liaison who resides in Europe. This individual is compensated primarily in the form of restricted stock for work performed in Europe based on part-time service, while for time spent in Annapolis he receives cash compensation, a portion of which is deferred, for full-time service. During 1999 he spent a considerable amount of time in Annapolis and therefore was paid 100% compensation for his time in Annapolis, while in 2000 he made no trips to Annapolis and thus was paid part-time compensation nearly the entire year.

The increase in personnel costs from 1998 to 1999 of $42,536, or 10%, includes an increase in total salaries of approximately $32,500, or 12%, resulting primarily from an increase in the wage rates of non-officer technical personnel effective January 1999 and the award of higher bonus compensation for 1999 of $22,000 versus 1998 of $4,000. The 1999 bonuses were awarded in December 1999 with the stipulation that payment of such bonuses was to be deferred until the Board of Directors determined that the Company's cash resources were sufficient. (Bonuses in December 2000 were awarded under the same conditions. During 2000 the Company paid $17,000 of the bonuses awarded and accrued in December 1999.) Higher consulting charges were also incurred in 1999 related to the Company's R&D supervisor and international corporate liaison. In the fourth quarter of 1998 his annual rate of compensation was increased for the first time in several years, accounting for most of the increase in consulting charges from 1998 to 1999. (Compensation charges for stock issued for services is measured at the market price on the date of award or at the agreed-upon value of the services.)

The amount of personnel costs charged to cost of revenue in 2000 was nearly double that for 1999, as a much higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 1999, as well as the fact that nearly $56,000 in consulting fees were charged to Navy project in 2000 versus only $15,000 in 1999. In 1998 as well a higher percentage of the workforce was devoted to funded projects than in 1999, and there were no consulting fees charged to funded projects in 1998.

Project parts and supplies expense, which includes motor fuel, engine parts and other items used or consumed in engine testing and in the machine shop, increased only slightly from 1999 to 2000; however, a significantly higher percentage of the total expenditures in 2000 were related to funded projects, reflecting the fact that personnel spent more of their time on funded projects in 2000 versus 1999. From 1998 to 1999, the total for these expenses decreased by $14,359, or 24%, but after considering the application of related charges to funded contracts, the remaining project parts and supplies expense remained comparable from 1998 to 1999.

Occupancy expenses have remained relatively consistent for the past several years until the monthly rent was increased in March 2000. Rent expense is allocated 80% to R&D and 20% to G&A based on the proportionate share of floor space devoted to each category.

Total depreciation, patent amortization, and patent write-offs increased by nearly $11,000 from 1999 to 2000. The largest component is patent write-offs, which were higher by $12,514, from $25,555 in 1999 versus $38,069 in 2000. Such write-offs represent the unamortized costs of patents abandoned by the Company due to lack of expected commercial potential, and generally relate to older patents filed in small countries.

From 1998 to 1999 total depreciation, patent amortization, and patent write-offs increased by $29,605, reflecting the patent write-offs on $25,555 in 1999 versus none in 1998.



General and administrative (G&A) expenses:

                                                 2000        1999        1998
                                              ---------   ---------   ---------

  Personnel (includes stock and options):
    Employee compensation                     $ 113,564   $ 103,296   $ 110,079
    Consulting fees                              80,836      71,115
    Other option compensation                    29,764      29,760      44,644
    Taxes & benefits                              9,560       9,374      12 066
                                              ---------   ---------   ---------
    Total personnel                             233,724     213,545     166,789

  Occupancy                                      11,727      11,406      11,398
  Travel                                          6,113      13,550      10,328
  Proxy solicitation & annual meeting            19,545      18,021      22,701
  Legal fees                                      8,873       2,069       8,120
  Audit fees                                      9,150       8,580       8,000
  Stock transfer agent fees                       8,743       9,027       9,565
  Other expenses                                 34,732      39,451      39,773
                                              ---------   ---------   ---------

    Total G&A                                 $ 332,607   $ 315,649   $ 276,674
                                              =========   =========   =========


Total G&A expenses increased by $16,958, or 5%, from 1999 to 2000, primarily due to an increase in personnel costs, while an increase in legal fees was offset by reductions in travel and other costs. From 1998 to 1999 total G&A expenses increased by $38,975, or 14%, mostly because of significantly higher personnel costs as the Company began to make extensive use of consulting services in 1999.

The increase in G&A personnel costs of $20,179, or 9%, from 1999 to 2000 resulted from higher salary expense due to a 4% increase in the salary of the Company's CFO in January 2000, the award of a larger bonus to the CFO in 2000 versus 1999, and an increase in consulting fees relating almost entirely to increased services by the individual who serves as the Company's director of business development. The Company has a contract with this consultant for a minimum amount of services per month, half of which amount is paid in cash and half is paid in stock options. During 2000, services in excess of the monthly minimum were required on occasion, all of which extra charges were paid in stock options.

From 1998 to 1999 personnel costs increased $46,756, or 28%, as decreases in total salaries and and other stock option compensation were more than offset by charges relating to the Company's employing the services of two consultants beginning in 1999. Total salaries decreased $6,783, or 6%, from 1998 to 1999 as an increase related to a bonus award to the Company's CFO accrued in 1999 was more than offset by a decrease in wages for an administrative assistant, which position became vacant early in 1999. The bonus of $6,000 was awarded in December 1999 with the stipulation that payment of was to be deferred until the Board of Directors determined that the Company's cash resources were sufficient. (The bonus in December 2000 of $10,000 was awarded under the same conditions. During 2000 the Company paid $3,000 of the bonus awarded and accrued in December 1999.)

Consulting fees in 1999 and 2000 include $20,000 payable annually to the president of the Company, who is engaged on a part-time basis, under an agreement effective in January 1999 that recognizes an increase in the level of services provided. Consulting fees of approximately $50,000 in 1999 represent charges for the services of the individual who serves as the Company's director of business development. Of this total, $24,000 represents fees paid in options to purchase Company stock. (Compensation cost for options granted for services is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted, or at the agreed-upon value of the services.) Other option compensation represents annual non-cash charges in connection with a below-market option to purchase stock owned by the Company's principal shareholder granted in 1997 to the new president of the Company in order to induce him to take that position. The decrease in such charges from 1998 to 1999 results from a correction to reflect the actual 5-year vesting period versus the 4-year period improperly used to calculate the expense in 1998.


Adoption of new accounting pronouncements

The adoption by the Company in fiscal 2001 of new accounting pronouncements which have a delayed effective date is not expected to have a material impact on its financial statements.



                          ITEM 7. FINANCIAL STATEMENTS


Index to financial statements:

     Reports of independent accountants

     Financial statements:

       Balance sheets as of December 31, 2000 and 1999

       Statements of operations and accumulated deficit for the three years ended December 31, 2000

       Statements of paid-in capital for the three years ended December 31, 2000

       Statements of cash flows for the three years ended December 31, 2000

     Notes to financial statements





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Sonex Research, Inc.:

We have audited the accompanying balance sheets of Sonex Research, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations and accumulated deficit and cash flows for each of the three years ended December 31, 2000, 1999 and 1998, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonex Research, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999 and 1998, respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company's ability to generate sufficient revenue and ultimately achieve profitable operations remains uncertain. The Company has incurred significant net losses since its inception. The Company's future prospects depend upon its ability to demonstrate commercial viability of its products and ultimately achieve profitable operations, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



C. L. STEWART & COMPANY

Annapolis, Maryland
March 30, 2001










                              SONEX RESEARCH, INC.
                                 BALANCE SHEETS

                                                             December 31,
                                                       ------------------------
                                                           2000         1999
                                                       -----------  -----------
                Assets

Current assets
 Cash and equivalents                                  $    89,306  $    57,768
 Accounts receivable                                        17,340       77,461
 Prepaid expenses                                           27,142       29,836
 Loans to officers and employees (Note 5)                   22,500       22,500
                                                       -----------  -----------
     Total current assets                                  156,288      187,565

Notes receivable from officers and employees (Note 6)       18,125

Patents (Note 7)                                           215,707      219,776

Property and equipment (Note 8)                             69,026       83,968
                                                       -----------  -----------

        Total assets                                   $   459,146  $   491,309
                                                       ===========  ===========

   Liabilities and Stockholders' Equity/(Deficit)

Current liabilities
 Accounts payable and other accrued liabilities        $    41,775  $    49,212
 Accrued compensation (Note 9)                              97,807       79,381
                                                       -----------  -----------
     Total current liabilities                             139,582      128,593
                                                       -----------  -----------

Deferred compensation (Note 10)                            810,844      763,744
                                                       -----------  -----------

Stockholders' equity/(deficit) (Note 12)
 Preferred stock, $.01 par value - 2,000,000 shares
   issued; 1,540,001 shares outstanding                     15,400       15,400
 Common stock, $.01 par value - shares issued and
   outstanding: 19,479,868 in 2000 and
   18,008,169 in 1999                                      194,799      180,082
 Additional paid-in capital                             20,927,437   20,430,476
 Accumulated deficit                                   (21,628,916) (21,026,986)
                                                       -----------  -----------
     Total stockholders'equity/(deficit)                  (491,280)    (401,028)
                                                       -----------  -----------
Commitments (Note 15)

  Total liabilities and stockholders'equity/(deficit)  $   459,146  $   491,309
                                                       ===========  ===========


The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
                  STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                 Year ended December 31,
                                       ---------------------------------------
                                           2000          1999          1998
                                       -----------   -----------   -----------
Revenue
  Defense                              $   337,898   $   224,286   $   334,663
  Commercial                                70,000       100,000        60,550
                                       -----------   -----------   -----------
                                           407,898       324,286       395,213
                                       -----------   -----------   -----------

Costs and expenses
 Cost of revenue                           228,587       100,857       212,986
 Research and development                  453,494       531,584       439,536
 General and administrative                332,607       315,649       276,674
                                       -----------   -----------   -----------
                                         1,014,688       948,090       929,196
                                       -----------   -----------   -----------

Net loss from operations                  (606,790)     (623,804)     (533,983)
                                       -----------   -----------   -----------

Other income and expense
 Investment and other income                 4,860        10,181        16,477
 Gain on sales of
   marketable securities                                  43,508       247,144
                                       -----------   -----------   -----------

Net loss                                  (601,930)     (570,115)     (270,362)

Accumulated deficit
  Beginning of period                  (21,026,986)  (20,456,871)  (20,186,509)
                                      ------------  ------------  ------------

  End of period                       $(21,628,916) $(21,026,986) $(20,456,871)
                                      ============  ============  ============


Weighted average number of
 common shares outstanding              18,472,727    17,765,110    17,572,147
                                        ==========    ==========    ==========


Net loss per share                          $ (.03)       $ (.03)       $ (.02)
                                            ======        ======        ======






The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                          STATEMENTS OF PAID-IN CAPITAL

                        Price  Preferred stock     Common stock      Additional
                         per   ($.01 par value)   ($.01 par value)    paid-in
                        share   Shares   Amount   Shares    Amount    capital
                        ----- --------- ------- ---------- -------- -----------

Balance, January 1, 1998      1,540,001 $15,400 17,393,906 $173,939 $20,035,060
January - December
 option exercises        $.50                      181,500    1,815      88,935
March for services        .625                      20,000      200      12,300
June for services         .75                        7,949       80       5,882
September for services    .44                       26,813      268      11,463
December for services     .50                       12,692      127       6,219
Stock option compensation                                                 5,000
Amortization of deferred
 compensation from
 stock options                                                           44,644
                              ---------  ------ ----------  -------  ----------
Balance, December 31, 1998    1,540,001  15,400 17,642,860  176,429  20,209,503
March for services        .44                       20,975      210       9,098
June for services         .46                       17,925      179       8,071
September for services    .38                       36,923      369      13,593
December for services     .32                       36,803      368      11,478
April and December
 option exercises         .50                      255,000    2,550     124,950
Correction of stock ledger                          (2,317)     (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from
 stock options                                                           29,760
                              ---------  ------ ----------  -------  ----------
Balance, December 31, 1999    1,540,001  15,400 18,008,169  180,082  20,430,476
February exercise of
 Warrants                 .35                      285,000    2,850      96,900
March for services        .40                       24,130      241      10,125
June exercise of
 Warrants                .375                      196,667    1,967      71,783
June exercise of
 warrants for notes	 .375                       48,333      483      17,642
June for services         .41                       31,538      315      12,695
September for services    .24                       56,877      569      13,181
December private
 Placement                .25                      775,000    7,750     186,000
December for services     .25                       54,154      542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from
 stock options                                                           29,764
                              ---------  ------ ----------  -------  ----------
Balance, December 31, 2000    1,540,001 $15,400 19,479,868 $194,799 $20,927,437
                              ========= ======= ========== ======== ===========

The accompanying notes are an integral part of the financial statements.


                              SONEX RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS



                                                   Year ended December 31,
                                             ---------------------------------
                                                2000        1999        1998
                                             ---------   ---------   ---------
Cash flows from operating activities:
 Net loss                                    $(601,930)  $(570,115)  $(270,362)
 Adjustments to reconcile net loss to net
    cash used in operating activities
  Depreciation                                  16,328      13,573       8,955
  Amortization of patents                       46,091      37,920      12,933
  Amortization of deferred compensation
    from stock options                          29,764      29,760      44,644
  Current charges paid in stock or options      96,539      67,366      41,539
  Gain on sale of marketable securities        	           (43,508)   (247,144)
  (Increase) decrease in accounts receivable    60,121      25,024     107,603
  (Increase) decrease in prepaid expenses        2,694        (999)      7,447
  Increase (decrease) in accrued liabilities    10,989      13,680     (72,308)
  Increase (decrease) in deferred
     compensation                               47,100      49,706      65,747
                                             ---------   ---------   ---------
Net cash used in operating activities         (292,304)   (377,593)   (300,946)
                                             ---------   ---------   ---------

Cash flows from investing activities:
  Proceeds from sale of marketable securities               43,508     247,144
  (Increase) decrease in loans to employees                  5,000      (5,000)
  Acquisition of property and equipment         (1,386)    (63,009)    (26,281)
  Additions to patents and technology          (42,022)    (14,096)    (24,791)
                                             ---------   ---------   ---------
Net cash provided by (used in)
 investing activities                          (43,408)    (28,597)    191,072
                                             ---------   ---------   ---------

Cash flows from financing activities:
  Issuance of stock - private placement        193,750
  Issuance of stock - exercise of warrants     173,500
  Issuance of stock - exercise of options                  127,500      90,750
                                             ---------   ---------   ---------
Net cash provided by financing activities      367,250     127,500      90,750
                                             ---------   ---------   ---------

Increase (decrease) in cash                     31,538    (278,690)    (19,124)

Cash at beginning of period                     57,768     336,458     355,582
                                             ---------   ---------   ---------
Cash at end of period                        $  89,306   $  57,768   $ 336,458
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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of financial statements: Certain reclassifications have been made to the financial statements of the prior years to conform to the classifications used in 2000.

Cash and equivalents: The Company's By-Laws restrict the types of permitted investments to securities issued by the U.S. Treasury, savings accounts insured by the U.S. Government, or investment companies that invest in obligations of the U.S. Government or its agencies. The Company considers all short-term, highly liquid investments which are convertible into cash within three months or less to be cash equivalents.

Patents: The costs associated with the filing of patent applications are deferred. Amortization is recorded on a straight-line basis over the remaining legal life of patents, commencing in the year in which the patent is granted. Costs related to patent applications which ultimately fail to result in the grant of a patent, as well as the unamortized costs of patents abandoned by the Company due to lack of expected commercial potential, are charged to operations at the time such determination is made.

Property and equipment: Property and equipment is stated at cost or, in the case of leased equipment under capital leases, at the present value of future lease payments, less accumulated depreciation. Major renewals and betterments are capitalized and ordinary repair and maintenance expenditures are charged to operations in the year incurred. Depreciation is computed using the straight line method over useful lives of three to seven years.

Revenue recognition: Revenue derived from development and demonstration contracts is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Commercial development contracts are executed in situations in which an engine manufacturer is willing to provide funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. Generally, commercial development contracts require the Company to demonstrate that the manufacturer's engine, when modified with the Company's technology, can meet certain emissions reduction and performance goals specified in the contract. In addition, these contracts sometimes provide that payment of part of the contract amount will be made only if the Company meets the specified goals. The Company is not required to repay any funds received in connection with its development contracts.

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

Stock based compensation: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25 - "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-based Compensation".

Net loss per share: Net loss per share is computed based upon the weighted average number of common shares outstanding during the year. Potentially dilutive securities, which include convertible preferred stock, stock options and warrants, would serve to reduce the loss per share and, accordingly, are excluded from the computation.

Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results may differ from those estimates.


NOTE 3 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future development contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the continued deferral by its officers of portions of their salaries. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management is optimistic that the Company will have sufficient capital to fund operations through June 30, 2001. In the event that the award of anticipated contracts is delayed or does not materialize, and in the absence of the realization of significant revenues, additional capital may be necessary to fund operations through and beyond that date. There is no assurance that such additional capital will be available or, if available, can be obtained on favorable terms.


NOTE 4 - MARKETABLE SECURITIES

In 1995 the Company's former inactive subsidiary, SonoChem, Inc., was merged with and into a privately held medical transcription services company. The name of the surviving corporation was changed to Digital Dictation, Inc. ("Digital") and the officers and directors of the privately held company, two of whom are directors of the Company and general partners of its largest shareholder, Proactive (see Note 12), became the directors and officers of Digital. The shares of Digital stock received by the Company pursuant to this merger became available for public trading in 1996, and the Company began to liquidate its holdings. In 1998 Digital was acquired by Medquist, Inc., its largest competitor, in a share exchange. Shares of Medquist also trade in the public market.

This investment has been accounted for in accordance with SFAS No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". The Company's carrying basis in the original SonoChem investment of zero was considered to be its cost basis in the Digital stock as well. Accordingly, the aggregate net proceeds from the sale of these securities have been recognized as gains in the year of sale.


NOTE 5 - LOANS TO OFFICERS AND EMPLOYEES

Loans to officers and employees represent the remaining balance of amounts advanced in prior years for the payment of income tax liabilities incurred by these individuals upon their receipt of compensation in the form of shares of the Company's common stock. The loans, which are non-interest bearing, are secured by deferred salaries payable to each of the borrowers. The due date of the loans was recently extended to December 31, 2001.


NOTE 6 - NOTES RECEIVABLE FROM OFFICERS AND EMPLOYEES

In connection with the exercise of warrants to purchase shares of common stock in June 2000 (see Note 12), the Company accepted notes receivable aggregating $18,125 from its chief financial officer and two other employees. The notes, payable on or before June 30, 2005, are secured by the shares issuable upon the exercise of the warrants and deferred salaries payable to each of the individuals. Interest accruing on the notes at 6% per annum will be waived if the entire principal amount is paid on or before June 30, 2002.













NOTE 7 - PATENTS

The net unamortized capitalized costs of patents is comprised of the following:


                                                      December 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------

    Capitalized costs                            $255,307      $288,522
    Accumulated amortization                      (39,600)      (68,746)
                                                 --------      --------
                                                 $215,707      $219,776
                                                 ========      ========

The Company  continues to conduct its own research  and  development  activities which have resulted in additional patents. Development of commercial applications of certain elements of the SCS has commenced and management believes the capitalized cost of patents will be recovered through revenue derived from the licensing of the underlying technology. Management closely monitors the patent application process and other factors which may affect the economic value of the Company's technology, and reduces the capitalized cost of patents should the recovery of such costs no longer be sustainable. In connection with patents abandoned by the Company due to lack of expected commercial potential, unamortized costs of $38,069 in 2000 and $25,555 in 1999 were charged to operations and reflected as additional amortization in the accompanying financial statements.


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      December 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------

    Shop equipment                               $457,545      $456,159
    Office equipment                               36,512        37,457
                                                 --------      --------
                                                  494,057       493,616
    Accumulated depreciation                     (425,031)     (409,648)
                                                 --------      --------
                                                 $ 69,026      $ 83,968
                                                 ========      ========










NOTE 9 - ACCRUED COMPENSATION

Accrued compensation consists of the following amounts payable to current employees:

                                                      December 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------

        Accrued vacation pay                     $ 53,000      $ 48,000
        Accrued bonuses                            38,000        25,000
        Accrued wages at year-end                   6,807         6,381
                                                 --------      --------
                                                 $ 97,807      $ 79,381
                                                 ========      ========

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. Such amounts are payable upon termination of employment and are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 10. The amount of accrued vacation included above that was payable to the Company's officers at December 31, 2000 and 1999 was $39,938 and $37,400, respectively. In December 2000 and 1999, the Company awarded bonuses totaling $30,000 and $25,000, respectively, to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. During 2000, the Company paid $17,000 of the bonuses accrued at December 31, 1999.


NOTE 10 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, certain of the Company's employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By written agreement with the Company, these individuals have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment. Beginning in January 1997, however, there has been no further deferral of salary requested of the Company's non-executive employees.

Deferred compensation outstanding is payable to the following classifications of personnel:
                                                      December 31,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------
        Current executive officers               $478,237      $431,137
        Current employees and consultants          62,088        62,088
        Former employees                          270,519       270,519
                                                 --------      --------
                                                 $810,044      $763,744
                                                 ========      ========
The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to December 31, 2001. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability. From time to time in the past, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 11 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2000, the Company had net operating loss ("NOL") carryforwards of approximately $15.5 million available to offset future taxable income. Net operating losses generated in 1998 and subsequent years may be carried forward twenty years, while such losses generated in 1997 and prior years may be carried forward fifteen years. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Sales of marketable securities have also generated capital loss carryforwards for income tax purposes. Capital loss carryforwards, which expire after five years, may only be used to offset future capital gains. The Company's tax loss carryforwards are summarized as follows:


         Expiration                  NOL's           Capital
        ------------              -----------       ---------

            2001                  $ 1,748,874       $ 201,681
            2002                    1,837,965         133,400
            2003                    1,344,816         365,147
            2004                    1,185,181          14,970
            2005                      900,267
         2006 - 2012                7,095,459
         2018 - 2020                1,423,769
                                  -----------       ---------

                                  $15,536,331       $ 715,198
                                  ===========       =========

The difference between the net operating loss carryforwards described above and the accumulated deficit reported in these financial statements results principally from (1) temporary differences for income tax and financial reporting purposes relating to the amounts and timing of deductibility of deferred salaries and compensation related to the grant of stock options, and the differences in the accounting for the Company's investment in its former consolidated subsidiary for income tax and financial reporting purposes, and (2) permanent differences principally due to the non-deductibility for income tax purposes of a significant charge to operations for debt conversion expense in a prior year and the non-deductibility of compensation related to the exercise of stock options recorded previously in the Company's accounts.

The potential income tax benefit of these loss carryforwards and temporary differences of approximately $6.0 million has not been recorded in the financial statements due to the uncertainty of realization based on the Company's financial performance to date. Since 1995 net operating loss carryforwards aggregating $3,032,760 have expired unused.


NOTE 12 - CAPITAL STOCK

Authorized capital stock: The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All of the authorized shares of preferred stock, along with common stock purchase warrants, were issued
for $2 million in February  1992 (the  "Preferred  Stock   Investment") to  a
small number of individuals who qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Securities Act of 1933 (the "Act") and to Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's common stock by virtue of the acquisition of the convertible preferred stock and common stock purchase warrants.

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of December 31, 2000, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.

Exercise of Warrants; Private placements of common equity: In February 2000 the Company received cash proceeds of $99,750 from the exercise of warrants to purchase 285,000 shares of its common stock at an exercise price of $.35 per share. In June 2000 the Company received cash proceeds of $73,750 from the exercise of warrants to purchase 196,667 shares of its common stock, and accepted five-year notes receivable aggregating $18,125 from its chief financial officer and two other employees (see Note 6) for the exercise of warrants to purchase 48,333 shares of its common stock, all at a price of $.375 per share.

In December 2000 the Company completed a private financing in which it raised $193,750 from a small number of the Company's shareholders, including its chief executive officer and chief financial officer, who participated in previous private financings of the Company. A total of 775,000 shares of the Company's common stock and five-year warrants to purchase an additional 387,500 shares of common stock at $.50 per share were issued in this financing. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

No separate value has been reflected in the financial statements for the warrants issued in the above transaction based on management's belief that the separate fair value of such warrants is not significant.


NOTE 13 - STOCK OPTIONS

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through December 2010.

Between January 1, 1998 and December 31, 2000, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                                Weighted               Weighted
                                                 average                average
                                                exercise  # of shares  exercise
                                   # of shares    price   exercisable    price
                                   -----------  -------   -----------  --------

Unexercised at January 1, 1998      3,597,716     $.52     3,277,966     $.52
                                                           =========     ====
    Granted                           548,500      .50
    Exercised                        (181,500)     .50
    Lapsed or canceled               (108,000)     .50
                                   -----------

Unexercised at December 31, 1998    3,856,716     $.52     3,391,966     $.52
                                                           =========     ====
    Granted                           556,000      .50
    Exercised                        (255,000)     .50
    Lapsed or canceled               (101,000)     .50
                                   -----------

Unexercised at December 31, 1999    4,056,716     $.52     3,426,716     $.52
                                                           =========     ====
    Granted                           272,500      .39
    Exercised                               0
    Lapsed or canceled                 (6,000)     .50
                                   -----------

Unexercised at December 31, 2000    4,323,216     $.51     3,760,716     $.52
                                   ===========    ====     =========     ====


Options granted under the Plan during 1998 include grants of ten-year options in December 1998 to each of the Company's four outside directors to purchase 100,000 shares of common stock. These options vest at the rate of 25% per year beginning with the date of grant. Options granted under the Plan during 1999 include grants of ten-year options in June 1999 to the Company's chief financial officer, exercisable 50% on the date of grant and 50% one year later, to purchase 100,000 shares of common stock, and in September 1999 to the Company's president, exercisable 25% per year beginning with the date of grant, to purchase 250,000 shares of common stock. These options granted in 1999 and 1998 all have an exercise price of $.50 per share, which price was above the market price of the common stock at each grant date.

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

For options granted with an exercise price below the market price at the date of grant, the Company credits an amount to additional paid-in capital representing the excess of the aggregate market value at the date of grant over the aggregate exercise price of such options, and charges a like amount to compensation expense in that year. There were no such charges from 1998 through 2000 in connection with options granted under the Plan. Since late in 1998, the Company has engaged a consultant to serve as director of business development and project manager who is compensated partially in cash and partially in stock options. While the exercise price of such options has been equal to or higher than the market price of the stock at each date of grant, the Company has recorded compensation expense equal to the value of the consultant's services which are payable by such stock options. Such charges aggregated $45,875 in 2000, $24,000 in 1999, and $5,000 in 1998, with like amounts credited to additional paid-in capital.

In connection with the grant of the option in 1997 by Proactive to the new president of the Company, $29,764 in 2000, $29,760 in 1999, and $44,644 in 1998
was credited to additional paid-in capital and like amounts charged to compensation expense in each of those years. Additional compensation of $29,761 will be recorded similarly in 2001 for the final portion of the option which will vest. There are no such charges for the option granted by Proactive in December 1999 to the president of the Company because the exercise price exceeded the market price of the stock at the date of grant.

While the Company applies APB Opinion No. 25 in accounting for stock option compensation, SFAS No. 123 requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants. Accordingly, the Company has estimated the grant date fair value of each option using the Black-Sholes option pricing model with the following weighted average assumptions: volatility factor of 120%, risk-free interest rate of 6%, zero dividend yield, and expected term of ten years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period of each option.

Had compensation cost for options granted under the Plan and for the options granted by Proactive to the Company's president been determined consistent with the method of SFAS No. 123 using the weighted average fair value of options granted during the year as indicated below, the Company's net loss and net loss per share for each year on a pro forma basis would have been as follows:








                                            2000       1999       1998
                                          --------   --------   --------

  Weighted average fair value per share       $.37       $.36       $.34

  Net loss - as reported                  $601,930   $570,115   $270,362
  Net loss - pro forma                    $926,125   $861,650   $531,122

  Net loss per share - as reported            $.03       $.03       $.02
  Net loss per share - pro forma              $.05       $.05       $.03


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


NOTE 14 - COMMON STOCK RESERVED FOR FUTURE ISSUANCE

As of December 31, 2000, a total of 11,239,591 shares of common stock were reserved by the Company for issuance for the following purposes:


                    Purpose                                    # of shares
-----------------------------------------------------          -----------

Currently exercisable at $.50 per share, expiring in
      December 2005                                                387,500
Currently exercisable at $.75 per share, expiring in
      February 2002                                                167,759
      March 2002                                                   220,000
                                                                ----------
                                                                   775,259
                                                                ----------
Currently exercisable options:
 Exercisable at $.25 per share                                      31,250
 Exercisable at $.50 per share                                   3,483,466
 Exercisable at $.75 per share                                     196,000
 Exercisable at $1.00 per share                                     50,000
                                                                ----------
                                                                 3,760,716
                                                                ----------
Granted options becoming exercisable in the future:
 Exercisable at $.25 per share                                      93,750
 Exercisable at $.50 per share                                     468,750
                                                                ----------
                                                                   562,500

Options available for future grants                              1,741,116

Conversion of preferred stock                                    4,400,000
                                                                ----------

   Total shares reserved                                        11,239,591
                                                                ==========


In February 2000 warrants exercisable at $.35 and $.75 per share to purchase 285,000 and 3,098,209 shares, respectively, of common stock expired unexercised. In June 2000 warrants exercisable at $.375 and $.50 per share to purchase 350,000 and 590,000 shares, respectively, of common stock expired unexercised.



NOTE 15 - COMMITMENTS

The Company occupies its office and laboratory facility on a month-to-month basis under the terms of an operating lease agreement pursuant to which the property owner is required to provide thirty days notice if he wants the Company to vacate the premises. The lease currently provides for monthly rent of $4,000 and requires the Company to pay all property related expenses. Gross rent charges aggregated $47,000 in 2000, $42,000 in 1999 and $42,000 in 1998, while the Company also earned sublease income of $2,400, $2,400, and $2,000 in 2000, 1999 and 1998, respectively. The Company will seek to negotiate a new long-term lease for its facility or search for an alternative location in the event that an agreement cannot be reached for the existing premises. Management believes that the resolution of the uncertainty with respect to the facility will not result in a significant interruption in the operations of the Company.




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


                                Term as
                                director
           Name             Age expires           Position
     ----------------       --- -------      -------------------

Preferred Stock Directors:

 Charles C. McGettigan       56   2002  Director
 Myron A. Wick, III          57   2002  Chairman of the Board

Common Stock Directors:

 Nuno Brandolini             47   2003  Vice Chairman of the Board
 Lawrence H. Hyde            76   2002  President and Director
 Andrew A. Pouring           69   2001  Chief Executive Officer, Chief Scientist
                                          and Vice Chairman of the Board
Other Executive Officers:

 George E. Ponticas          41         Vice President - Finance, Secretary,
                                          Treasurer and Chief Financial Officer


Background of directors and executive officers

Mr. Charles C. McGettigan has been a director of the Company since February 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm, following a career as an executive with major investment banking firms, including Hambrecht & Quist, Inc. and Dillon, Read & Co. Inc. He currently serves on the Boards of Directors of Cuisine Solutions, Inc., Modtech, Inc., PMR Corporation, Tanknology - NDE Corporation, WrayTech Instruments, Inc., and Onsite Energy, Inc., of which he is the Chairman. Mr. McGettigan is a graduate of Georgetown University, and received his MBA in Finance from The Wharton School of the University of Pennsylvania.

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


Mr. Nuno Brandolini has been a director of the Company since January 1982 and was elected a Vice Chairman of the Board in May 1988. Mr. Brandolini has spent his career in the buyout and finance industries, both as a principal in a number of small and medium-size management firms, as well as in an executive position with Salomon Brothers, Inc. Since November 1995 Mr. Brandolini has been the Chairman of the Board and Chief Executive Officer of Scorpion Holdings, Inc., a merchant banking company. He has a law degree from the University of Paris and he received an MBA from The Wharton School of the University of Pennsylvania.

Mr. Lawrence H. Hyde has been a director of the Company since September 1986, serving as Chairman of the Board from June 1987 to June 1993 and as President since October 1997. Mr. Hyde is a private investor with interests in a number of publicly and privately held companies. He spent the majority of his business career as an executive in the automotive industry, serving in various engineering, marketing, international, and chief executive capacities for AM General Company, American Motors Corporation and Ford Motor Co. Currently, Mr. Hyde also serves as a trustee of the American University in Cairo, where he is also chairman of the Karnak Equity Fund. Mr. Hyde is a graduate of Harvard College and Harvard Business School.

Dr. Andrew A. Pouring has been a full-time employee, director, and Chief Scientist of the Company since 1980, serving as President from April 1980 through November 1991, and as Chief Executive Officer since May 1985. In November 1991 he was elected a Vice Chairman of the Board of Directors. He has co-authored all of the Company's patented inventions. Prior to forming Sonex, Dr. Pouring served as a Professor of Aerospace Engineering at the U.S. Naval Academy, including four years as the Chairman of the Academy's Department of Aerospace Engineering. Dr. Pouring is a member of various professional and scientific societies, including the American Society of Mechanical Engineers and the Society of Automotive Engineers. Dr. Pouring received his Bachelors and Masters degrees in mechanical engineering from Rensselaer Polytechnic Institute. He received his Doctor of Engineering degree from Yale University, where he also was a post doctoral research fellow and lecturer.

Mr. George E. Ponticas has been Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of the Company since September 1991. From May 1987 through August 1991, he served as the Company's Controller and Assistant Secretary. Prio to joining Sonex, Mr. Ponticas was a member of the auditing staff of Price Waterhouse in Baltimore, Maryland, attaining the position of audit manager. Mr. Ponticas is a Certified Public Accountant, and is a member of the American Institute of Certified Public Accountants and the Maryland Association of Certified Public Accountants. He received his B.S. in Accounting from Loyola College in Maryland.



                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company to its executive officers who earned annual compensation during the most recently completed year in excess of $100,000 (together referred to as the "Named Executives").





                           SUMMARY COMPENSATION TABLE

                                        Annual compensation
                                 --------------------------------
                                        Salary                       Long-term
                                 --------------------     Accrued   compensation
     Name and Position    Year   In cash     Deferred      bonus    # of options
     -----------------    ----   ---------   --------    --------   ------------

Dr. Andrew A. Pouring     2000   $ 87,500    $ 37,500    $ 10,000      35,000
 CEO & Chief Scientist    1999     84,000      36,000       7,500      35,000
                          1998     72,000      48,000                  35,000

Mr. George E. Ponticas    2000   $ 86,400    $  9,600    $ 10,000      30,000
 CFO & Secretary          1999     82,800       9,200       6,000     125,000
                          1998     82,800       9,200                  25,000


The authorized full annual salaries for Dr. Pouring and Mr. Ponticas were increased in January 2000 from $120,000 to $125,000 and from $92,000 to $96,000, respectively, representing the first increase since January 1997.

In order to help conserve the Company's limited cash resources, however, the Named Executives for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries upon request by the Board of Directors. By agreement with the Company, these individuals and other current and former employees have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.

For many years through 1998, Dr. Pouring had been deferring 40% of his annual salary. In January 1999, the percentage deferral was reduced to 30%. Mr. Ponticas has been deferring 10% of his annual salary for the last several years. The conditions that would require repayment of deferred amounts have yet to occur. As of December 31, 2000, a total of $372,480 and $105,757 in deferred salary is owed to Dr. Pouring and Mr. Ponticas, respectively.

In December of both 2000 and 1999, the Company awarded bonuses totaling $30,000 and $25,000, respectively, to its officers and employees, including the amounts reported above for the Named Executives. The bonus awards in both years were made with the stipulation that payment of such bonuses would be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. As of December 31, 2000, $10,000 and $13,000 in accrued bonuses remained payable to Dr. Pouring and Mr. Ponticas, respectively.

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



                       OPTION GRANTS IN LAST FISCAL YEAR

                                    Individual Grants
             -------------------------------------------------------------------
             Number of    % of total
            securities      options
            underlying    granted to
              options    employees in    Exercise     Market        Expiration
 Name         granted     fiscal year      price       price           date
 ----         -------     -----------      -----       -----       -------------

Pouring        35,000          28%          $.25       $.15        Dec. 27, 2010
Ponticas       30,000          24%          $.25       $.15        Dec. 27, 2010






               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of securities    Value of unexercised
                                   underlying unexercised       in-the-money
                                      options/SARs at         options/SARs at
                                     December 31, 2000       December 31, 2000
          # of shares
          acquired on     Value         Exercisable/            Exercisable/
  Name     exercise     realized        unexercised             unexercised
--------  -----------   --------   ----------------------   -------------------

Pouring:
  Exercisable @ $.25        $0          8,750/35,000             $0/$0
  Exercisable @ $.50        $0        200,066/220,066            $0/$0
  Exercisable @ $.75        $0         18,750/25,000             $0/$0

Ponticas:
  Exercisable @ $.25        $0          7,500/30,000             $0/$0
  Exercisable @ $.50        $0        232,500/245,000            $0/$0
  Exercisable @ $.75        $0         18,750/25,000             $0/$0



The exercise price of all options held by the Named Executives was higher than the December 31, 2000 market price of $.11 of the Company's publicly traded common stock.



            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The following table sets forth as of March 31, 2001 information relating to beneficial ownership by directors and executive officers of the Company, individually and as a group, and any other persons known by the Company to be the beneficial owner of more than five percent of the currently issued and outstanding common stock of the Company. A reporting person is the "beneficial owner" of a security if that person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. Under this definition, more than one person may be a beneficial owner of securities as to which he has no record ownership interest, and the same shares may be beneficially owned by more than one reporting person. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

Beneficial ownership includes securities which the reporting person currently owns or has the right to acquire within sixty days through the exercise of options and warrants or through the conversion of preferred stock. The percentage of beneficial ownership for a reporting person is based on the number of outstanding shares of common stock of the Company plus the number of shares which the reporting person has the right to acquire within sixty days, but does not include shares which any other reporting person has the right to acquire.


                           Total Beneficial Ownership

                              Common     Rights to    Total shares
                              shares      acquire     beneficially     Percent
 Name and address (1)         owned       shares         owned        of class
 --------------------       ---------    ---------     ---------      --------

Nuno Brandolini               111,726      405,150        516,876         2.6
Lawrence H. Hyde              644,986    1,285,430      1,930,416         9.5
Charles C. McGettigan       1,383,118    2,078,948      3,462,066  (3)   15.8
George E. Ponticas	      236,262      296,250        532,512         2.6
Andrew A. Pouring             763,239      277,566      1,040,805         5.2
Myron A. Wick, III          1,383,118    2,078,948      3,462,066  (3)   15.8

All directors & officers
 as a group (6 persons)     3,139,331    4,343,344      7,482,675        30.9

Herbert J. Mitschele, Jr.
  Far Hills, NJ             1,021,655       77,857      1,099,512         5.5

Proactive , et.al. (2)
  San Francisco, CA         2,732,064    3,479,895      6,211,959        26.6

-----------------------------
(1) The business address for each director and named executive officer is 23 Hudson Street, Annapolis, Maryland, 21401.
(2) Includes shares beneficially owned directly and indirectly by Proactive Partners, L.P. and several affiliated entities and individuals ("Proactive et.al."), as reported in a Form 13D filing with the Securities and Exchange Commission.
(3) Includes 3,123,066 shares beneficially owned by Proactive et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive et.al. Both individuals exercise shared voting and investment power with respect to such shares.




                           Rights to Acquire Shares
                                                                         Total
                                      Exercisable            Preferred rights to
                         Exercisable    (put)/   Exercisable   stock    acquire
        Name               options     call (2)    warrants  converted  shares
--------------------      ----------  ---------   ---------  --------- ---------

Nuno Brandolini              405,150                                     405,150
Lawrence H. Hyde             464,000   821,430                         1,285,430
Charles C. McGettigan (1)    339,000  (410,715)     79,235  2,071,428  2,078,948
George E. Ponticas	     258,750                37,500               296,250
Andrew A. Pouring            227,566                50,000               277,566
Myron A. Wick, III (1)       339,000  (410,715)     79,235  2,071,428  2,078,948

All directors & officers
 as a group (6 persons)    2,033,466   410,715     166,735  2,071,428  4,343,344

Herbert J. Mitschele, Jr.                           35,000     42,857     77,857

Proactive , et.al. (2)
  San Francisco, CA                   (821,430)    158,469  4,142,856  3,479,895

---------------------------

(1) Includes 1,739,948 shares beneficially owned by Proactive, et.al., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick by virtue of their executive and ownership positions in Proactive, et.al. Both individuals exercise shared voting and investment power with respect to such shares.

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


                       SONEX RESEARCH, INC.


April 12, 2001          By:           /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Principal Executive Officer

April 12, 2001          By:            /s/ George E. Ponticas
                              ----------------------------------
                              George E. Ponticas
                              Principal Financial and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 12, 2001                                  *
                              ----------------------------------
                              Myron A. Wick, III
                              Chairman of the Board of Directors

April 12, 2001                                  *
                              ----------------------------------
                              Nuno Brandolini
                              Vice Chairman of the Board of Directors

April 12, 2001                       /s/ Andrew A. Pouring
                              ----------------------------------
                              Andrew A. Pouring
                              Vice Chairman of the Board of Directors

April 12, 2001                                  *
                              ----------------------------------
                              Lawrence H. Hyde
                              President and Director

April 12, 2001                                  *
                              ----------------------------------
                              Charles C. McGettigan
                              Director

--------------------

* Executed on behalf of these persons by George E. Ponticas, a duly appointed attorney-in-fact of each such person.


      /s/ George E. Ponticas
----------------------------------
George E. Ponticas, Attorney-In-Fact


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.

                                                                   EXHIBIT 23.a


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-34520) of Sonex Research, Inc. of our report dated March 30, 2001 appearing on page 24 of this Form 10-KSB.


/s/C.L. STEWART & COMPANY

Annapolis, Maryland
March 30, 2001

1


49


1


48