Form 10QSB
period 2001-03-31
SONEX RESEARCH INC
filed 2001-05-15
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001.




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

                                            YES   [x]       NO   [ ]



There were 19,959,445 shares of the Issuer's $.01 par value Common Stock outstanding at May 15, 2001.




SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Index to unaudited financial statements:

     Report of Independent Accountants

     Balance sheets as of March 31, 2001 and December 31, 2000

     Statements of operations and accumulated deficit for the three- month periods ended March 31, 2001 and 2000

     Statements of paid-in capital for the period from January 1, 1999 through March 31, 2001

     Statements of cash flows for the three-month periods ended March 31, 2001 and 2000

     Notes to financial statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 10 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations and accumulated deficit and cash flows for the year then ended (the "audited financial statements", not presented herein), and in our report dated March 30, 2001, we expressed an unqualified opinion on those financial statements. We also stated that the audited financial statements were prepared assuming that the Company will continue as a going concern; however, as described in Note 3 to the audited financial statements, the Company has incurred significant net losses since its inception and its ability to commence generation of significant revenue and ultimately achieve profitable operations raise substantial doubt about the Company's ability to continue as a going concern. The audited financial statements and the accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. L. STEWART & COMPANY
Annapolis, Maryland
May 14, 2001

                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,   December 31,
                           ASSETS                        2001         2000
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     58,736  $     89,306
 Accounts receivable                                                     17,340
 Prepaid expenses                                          24,441        27,142
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   105,677       156,288

Notes receivable from officers and employees               18,125        18,125

Patents and technology, net of accumulated
  amortization of $43,400 in 2001 and
  $39,600 in 2000                                         222,629       215,707

Property and equipment, net of accumulated
  depreciation of $429,531 in 2001 and
  $425,031 in 2000                                         64,526        69,026
                                                     ------------  ------------
           Total assets                              $    410,957  $    459,146
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     46,893  $     41,775
 Accrued wages                                             31,123         6,807
 Accrued bonus and vacation pay                            91,000        91,000
                                                     ------------  ------------
     Total current liabilities                            169,016       139,582
                                                     ------------  ------------

Deferred compensation                                     823,525       810,844
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 19,834,445 in 2001 and
   19,479,868 in 2000                                     198,345       194,799
 Additional paid-in capital                            21,027,476    20,927,437
 Accumulated deficit                                  (21,822,805)  (21,628,916)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (581,584)     (491,280)
                                                     ------------  ------------
   Total liabilities and stockholders' equity        $    410,957  $    459,146
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                                 Three months ended March 31,
                                                 ----------------------------
                                                   2001                2000
                                                   ----                ----

Revenue
  Defense                                                         $    195,005
  Commercial                                  $     25,000              20,000
                                              ------------        ------------
                                                    25,000             215,005
                                              ------------        ------------
Costs and expenses
  Cost of revenue                                    9,321             110,289
  Research and development                         131,876             101,495
  General and administrative                        78,650              75,816
                                              ------------        ------------

                                                   219,847             287,600
                                              ------------        ------------

Net loss from operations                          (194,847)            (72,595)

Other income and expense
  Investment and other income                          958                 602
  Gain on sale of marketable securities
                                              ------------        ------------

Net loss                                          (193,889)            (71,993)

Accumulated deficit
  Beginning of period                          (21,628,916)        (21,026,986)
                                              -------------       ------------

  End of period                               $(21,822,805)       $(21,098,979)
                                              ============        ============


Weighted average number of common
  shares outstanding                            19,487,141          18,152,500
                                              ============        ============


Net loss per share                                   $.010               $.004
                                                     =====               =====





   The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1999        1,540,001$15,400 17,642,860$176,429 $20,209,503

March for services         $.44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and December
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ----------  -------  ----------

Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476

February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
December private placement  .25                     775,000   7,750     186,000
December for services       .25                      54,154     542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from grant of
 stock options                                                           29,764
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2000      1,540,001 15,400 19,479,868 194,799  20,927,437

March private placement     .25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
Stock option compensation                                                 7,500
Amortization of deferred
 compensation from grant of
 stock options                                                            7,440
                                --------- ------ ---------- -------  ----------

Balance, March 31, 2001         1,540,001$15,400 19,834,445$198,345 $21,027,476
                                ========= ====== ========== ======= ===========

    The accompanying notes are an integral part of the financial statements. SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                           2001          2000
                                                           ----          ----
Cash flows from operating activities
 Net loss                                             $   (193,889)  $  (71,993)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                              4,500        4,972
   Amortization of patents                                   3,800       29,260
   Amortization of deferred compensation
    from stock options                                       7,440        7,441
   Current charges paid in stock or options                 21,145       16,366
   Gain on sale of marketable securities
   (Increase) decrease in accounts receivable               17,340      (72,531)
   (Increase) decrease in prepaid expenses                   2,701        2,683
   Increase (decrease) in current liabilities               29,434       16,916
   Increase (decrease) in deferred compensation             12,681       12,680
                                                      ------------   -----------
Net cash used in operating activities                      (94,848)     (54,206)
                                                      ------------   -----------

Cash flows from investing activities
   Acquisition of property and equipment                                 (1,115)
   Additions to patents and technology                     (10,722)
                                                      ------------   ----------
Net cash provided by (used in) investing activities        (10,722)      (1,115)
                                                      ------------   ----------

Cash flows from financing activities
   Issuance of stock - exercise of warrants                              99,750
   Issuance of stock - private placement                    75,000
                                                      ------------   ----------
Net cash provided by financing activities                   75,000       99 750
                                                      ------------   ----------

Increase (decrease) in cash                                (30,570)      44,429

Cash
   Beginning of period                                      89,306       57,768
                                                      ------------   ----------
   End of period                                      $     58,736   $  102,197
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

Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Deferred   compensation   outstanding   is   payable   to   the   following
classifications of personnel:


                                               March 31,     December 31,
                                                 2001            2000
                                                 ----            ----

   Current executive officers                 $ 490,918       $ 478,237
   Current employees and consultants             62,088          62,088
   Former employees                             270,519         270,519
                                              ---------       ---------
                                              $ 823,525       $ 810,844
                                              =========       =========

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to March 31, 2002. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability. From time to time in the past, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 5 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2000, the Company had net operating loss and capital loss carryforwards of approximately $16.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.


NOTE 6 - STOCKHOLDERS' EQUITY

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 2001, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placement of common equity

In March 2001 the Company completed the initial closing of a private financing in which it raised $75,000 from a small number of the Company's shareholders, including its chief executive officer and chief financial officer, who participated in previous private financings of the Company. A total of 300,000 shares of the Company's common stock and five-year warrants to purchase an additional 300,000 shares of common stock at $.50 per share were issued in this financing. A second closing took place in April 2001 in which an additional $31,250 was raised through the issuance of an additional 125,000 shares of the Company's common stock and five-year warrants to purchase an additional 125,000 shares of common stock at $.50 per share. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through March 2011.

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

From January 1, 2001 through March 31, 2001, the Company had the following activity in options to purchase shares of common stock under the Plan:

                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2001    4,323,216   $.52      3,760,716     $.52
    Granted/becoming exercisable     15,000    .25        140,000      .47
    Exercised                             0                     0
    Lapsed                           (1,500)   .50         (1,500)     .50
                                  ---------             ---------
Unexercised at March 31, 2001     4,336,716   $.51      3,899,216     $.51
                                  =========   ====      =========     ====


Common stock reserved for future issuance

At March 31, 2001, a total of 11,539,591 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants expiring in
     February 2002, exercisable at $.75 per share                    167,759
     March 2002, exercisable at $.75 per share                       220,000
     December 2005, exercisable at $.50 per share                    387,500
     March 2006, exercisable at $.50 per share                       300,000
                                                                  ----------
                                                                   1,075,259

Currently exercisable options                                      3,899,216
Granted options becoming exercisable in the future                   437,500
Options available for future grants                                1,727,616
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            11,539,591
                                                                  ==========


NOTE 7 - COMMITMENTS

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


Caution regarding forward-looking statements

Sections of this Report, as well as all publicly disseminated material about Sonex Research, Inc. ("Sonex" or the "Company"), contain information in the form of "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). Such statements are based on current expectations, estimates, projections and assumptions by management with respect to, among other things, trends affecting the Company's financial condition or results of operations and the impact of competition. Words such as "expects", "anticipates", "plans", "believes", "estimates", variations of such words, and similar expressions are intended to identify such statements that include, but are not limited to, projections of revenues, earnings, cash flows and contract awards. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

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

      o    ability to demonstrate commercial viability of technology

      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue

      o    ability to attract and retain skilled personnel

      o    changes in general economic conditions

      o    competition


Overview of the Company and its technology

Sonex Research, Inc., incorporated in Maryland in 1980, is an engineering research and development firm that is seeking to commercialize its patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") for in-cylinder control of ignition and combustion that is designed to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company was co-founded in 1980 by Dr. Andrew A. Pouring, a former Professor of Aerospace Engineering and Chairman of the Department of Aerospace Engineering at the U.S. Naval Academy. At Sonex, Dr. Pouring conducted basic research into the principle of in-cylinder control of ignition and combustion. By the late 1980's and early 1990's, the development of the SCS had moved in the direction of chemical/turbulent enhancement of combustion.

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

The patented SCS for DI diesel engines improves the process of combustion through a combination of chemical and fluid dynamic effects that occur by modifying the engine's combustion chamber and the processes occurring within that chamber. SCS DI diesel designs integrate one or more cavities as microchambers which form a ring around the piston bowl, with each microchamber positioned in line with a spray from the fuel injector. The microchambers perform as reservoirs that produce active chemical species (partially reacted charges) which are expelled at high velocity to enhance combustion and burn the soot cloud. The microchambers are connected to the piston bowl by tunnel-like vents that control the amount of fuel and air that enter the microchamber and also control the amount of turbulence that is created when gases jet out of the microchambers through these vents into the piston bowl. The position of the microchambers is a critical factor in controlling the temperature of the microchamber and the rate of reaction of gases that may be resident in the microchamber at any one time.

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

In 2000 Sonex introduced its Stratified Charge Radical Ignition (SCRI) combustion technology, a new branch of the SCS which Sonex believes will enable practical application of an alternative combustion process known as homogeneous charge compression ignition (HCCI) that is being examined by the worldwide automotive industry. HCCI has been studied by many researchers for years because of its potential for lowering both emissions and fuel consumption since compression ignition does not require the use of a spark plug; however, the lack of a method for controlling the ignition point has prevented practical implementation of HCCI. Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application by achieving radical assisted, four-stroke combustion to enable fully controllable compression ignition at low pressures as a function of fuel injection timing.

With SCRI, radical (chemical) species that enable ignition are created by interaction of the injected fuel spray with specially designed microchambers in the piston side wall. The net result is an engine that is fully controllable at all loads and speeds without limitation, has extremely low emissions and the fuel economy of a diesel engine. On a DI, single cylinder laboratory engine at Sonex, the SCRI reduced NOx emissions by 80% and smoke by 90% while maintaining fuel consumption, using diesel-type fuels.

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

As of May 15, 2001, the Company has five full-time employees and engages the part-time services of several consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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


Current diesel engine programs

On a continuing basis for the past few years, the Company has performed extensive design and development work on medium- and heavy-duty truck engines for large foreign multi-national diesel truck engine original equipment manufacturers (OEMs) in separate programs. The demonstration process involves many stages, from proof of concept using screw-assembled prototype pistons fabricated in-house by Sonex and tested by the engine manufacturer in its laboratories, to working with piston suppliers for the fabrication of finished pre-production pistons that will be used in field trials, and durability, manufacturing optimization, and other tests required before the start of full series production.

Also, in cooperation with the engine OEMs, the Company has worked with the major piston suppliers to these manufacturers, providing engineering specifications and drawings for their use in evaluating alternative production methods in anticipation of eventual piston orders from the engine manufacturers. The most extensive collaboration has been with the former T&N Piston Products Group of the U.K., which was acquired in 1998 by Federal-Mogul Corp., a major international supplier of engine components based in Southfield, Michigan. T&N invested significant funds internally in developing innovative and economical techniques of manufacturing Sonex pistons for series production, as well as performing finite element, thermal and stress analyses to examine the effects of stress on the Sonex piston under a variety of extreme conditions.

Promising test results at Sonex of the SCS "Low Soot" design for "classical" diesel engines using hand-assembled pistons have led a foreign engine OEM to arrange in 2001 for third party evaluation of the Sonex "Low Soot" diesel technology by one of the world's leading independent engine R&D and testing firms. The test engine is a turbocharged and intercooled six-cylinder, DI diesel engine used in medium-duty trucks. Pre-production SCS pistons have been fabricated by Federal-Mogul Corp. for this evaluation.

Sonex expects the results of the testing to confirm emissions measurements of Sonex "Low Soot" diesel technology taken by the Company in-house with hand-assembled, experimental SCS pistons that showed a 50% reduction in soot with 10% reduction in NOx while maintaining fuel consumption and power. Similar testing by another foreign diesel engine manufacturer of an earlier Sonex design confirmed that pre-production pistons would perform considerably better than experimental pistons.

The results of this evaluation of the Sonex "Low Soot" design are expected to be published later this year in a technical paper to be submitted to the Society of Automotive Engineers.

In late March 2001 Sonex and a second foreign engine OEM reached agreement on a joint feasibility study of the potential of the SCRI diesel design. The objective of the study is to transfer the SCRI results achieved by Sonex on the single-cylinder laboratory diesel engine to a modern, advanced, multi-cylinder, medium-duty truck diesel engine that employs all of the latest diesel engine technology such as a high pressure, electronically controlled injection system, and turbo-charging.

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

There are ongoing efforts in Japan, however, to achieve a new class of engines known as GDI, Gasoline Direct Injected engines, that operate on high air-fuel ratios. DI uses unrestricted air flow and a fuel injector in each cylinder of the engine to provide precisely timed, metered fuel delivery to the combustion chamber to overcome the air and fuel flow inefficiencies of present gasoline engines. GDI engines have achieved reductions in gasoline consumption of 20% to 30%. Mitsubishi has produced over 800,000, five-passenger, 2,700 pound vehicles with GDI engines that achieve 53 mpg, for sale in markets other than the U.S. Significantly, all the GDI engines reported to date are complex, use a spark plug to initiate conventional (non-homogeneous) combustion, require premium fuel, and do not meet U.S. emissions standards for NOx regardless of the catalytic converter technology.

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

With the SCRI process, Sonex believes it has the potential not only to make HCCI viable for commercial application but also to leapfrog the Japanese GDI accomplishments. The SCRI piston design could enable fuel- efficient GDI engines to become emissions compliant and thereby improve fuel mileage of U.S. produced automobile and light trucks by 25% to 30%.

The Company is seeking committed industrial partners to provide substantial on-going financial support and technical expertise to achieve these objectives. First, Sonex must evolve the current SCRI engine performing on diesel fuel into a single-cylinder gasoline engine to establish feasibility and design parameters. The emphasis on this first phase will establish a knowledge base upon which a prototype multi-cylinder engine can be designed in a second phase. The Company then would be in a solid position to work with the auto industry on demonstration projects to transition SCRI to multi-cylinder engines so gasoline can be burned effectively in eventual production engines of all sizes. Fortunately, demonstration projects with automotive manufacturers could provide results fairly quickly since the sparkless SCRI can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.

In March 2001 Dr. Andrew A. Pouring, CEO and founder of Sonex, testified in a hearing before the House Committee on Armed Services' Subcommittee on Research and Development on Innovative Research Companies. Dr. Pouring gave an overview of the potential of the patented SCS, piston-based, engine technology for in-cylinder control of ignition and combustion to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company is following-up with the Committee and is enlisting the aid of Maryland legislators in Congress to gain exposure for the SCRI process.


Heavy fuel engines (HFEs)

Also at the hearing before the House Committee on Armed Services, Dr. Pouring reported on the unresponsiveness of the military to the existing directive mandating the elimination of gasoline in favor of JP-5/JP- 8 standard military fuels (also referred to as "heavy fuels"), and how SCS heavy fuel engine (HFE) technology can assist in the implementation of that directive. Sonex has successfully applied a patented SCS starting system and modified combustion chamber design to the conversion of reliable, lightweight small, spark-ignited, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military unmanned aerial vehicles (UAVs) to start and operate on heavy fuels. Sonex-modified single-cylinder, two-stroke, 100cc HFEs have been deployed aboard ship by the U.S. Marine Corps in the Dragondrone UAV, and the Company has successfully completed heavy fuel conversions of other UAV engines for the military.

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

Additional information on the Company's business, its technology, and its management can be found in the Company's 2000 Annual Report on Form 10-KSB.


Financial position and liquidity

As of March 31, 2001, the Company had available cash and equivalents of approximately $58,700 and no significant accounts receivable. During April 2001 the Company raised additional capital of $31,250 from the second closing of a private placement of stock and warrants which initially raised $75,000 in late March 2001. The Company's CEO and co-founder, Dr. Andrew A. Pouring, and its CFO, Mr. George E. Ponticas, each invested $3,125 in April following investments of $6,250 each in March. In May 2001 the Company was awarded a Department of Defense contract of approximately $60,000 for development of a small heavy fuel engines for an experimental unmanned aerial vehicle.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through June 30, 2001. In the event that anticipated revenue is delayed or does not materialize, or if additional short-term capital is not arranged, the Company will have to reduce the scope of its operations before the end of the second quarter. Furthermore, the Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.


Results of operations

A net loss of $193,889 was recorded for the first three months of 2001, as compared to $71,993 for the corresponding period in 2000, an increase of $121,896. The increase in the loss was due to substantially lower revenue for defense department contracts, offset in part by the related decrease in costs incurred for such contracts, in 2001 versus 2000.


      Revenue and cost of revenue:

                                   Three months ended March 31,
                                       2001             2000
                                       ----             ----

       Defense                                     $     195,005
       Commercial                 $     25,000            20,000
                                  ------------     -------------
                                  $     25,000     $     215,005
                                  ============     =============

       Cost of revenue            $      9,321     $     110,289
                                  ============     =============


Defense contracts relate to the Company's technology for conversion of commercial gasoline fueled engines used in UAVs and the like to heavy fuel operation. Commercial revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines.

All of the defense revenue reported for the first quarter of 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex demonstrated the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company devoted a significant portion of its available resources to the performance of this sub-contract from late in 1999 through June 2000 when work was substantially completed. The Company did no work for the defense department in the first quarter of 2001.

Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were substantially higher in the first three months of 2000 than in 2001 due to the above-mentioned defense sub-contract. All of the cost of revenue for the first quarter of 2001 represented charges directly attributable to funded commercial projects.


       Research and development (R&D) expenses:

R&D expenses for the first three months of the year increased by $30,381, or 30%, from $101,495 in 2000 to $131,876 in 2001. While the number of employees remained the same and compensation rates increased only slightly, a much higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 2001. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. The increase in R&D expenses would have been larger than reported except that the 2000 total includes approximately $25,500 for the write-off of unamortized costs of patents abandoned while there was no such charge in 2001.


       General and administrative (G&A) expenses:

Total G&A expenses for the first three months of the year increased by $2,834, or 4%, from $75,816 in 2000 to $78,650 in 2001. Personnel costs increased $4,092, from $51,581 in 2000 to $55,673 in 2001, or 8%, primarily as a result of more extensive use of consulting services and temporary clerical personnel in 2001. Net decreases in other expenses amounted to $1,258.


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


May 15, 2001
1


21