Form 10QSB
period 2001-06-30
SONEX RESEARCH INC
filed 2001-08-13
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001




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

                                            YES   [x]       NO   [ ]



There were 20,341,861 shares of the Issuer's $.01 par value Common Stock outstanding at August 10, 2001.






                                       1
                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (Unaudited)





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 11 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of June 30, 2001. These financial statements are the responsibility of the Company's management.

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


C. L. STEWART & COMPANY
Annapolis, Maryland
August 1, 2001




                                       2
                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                           ASSETS                        2001          2000
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     47,245  $     89,306
 Accounts receivable                                       23,774        17,340
 Prepaid expenses                                          25,823        27,142
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   119,342       156,288

Notes receivable from officers and employees               18,125        18,125

Patents and technology, net of accumulated
  amortization of $44,368 in 2001 and
  $39,600 in 2000                                         205,703       215,707

Property and equipment, net of accumulated
  depreciation of $434,031 in 2001 and
  $425,031 in 2000                                         60,026        69,026
                                                     ------------  ------------

           Total assets                              $    403,196  $    459,146
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     48,311  $     41,775
 Accrued wages                                             56,529         6,807
 Accrued bonus and vacation pay                            83,500        91,381
                                                     ------------  ------------
     Total current liabilities                            188,340       139,582
                                                     ------------  ------------
Deferred compensation                                     834,394       810,844
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value, 48,000,000 shares
   authorized - shares issued and outstanding:
   20,329,361 in 2001 and 19,479,868 in 2000              203,294       194,799
 Additional paid-in capital                            21,149,203    20,927,437
 Accumulated deficit                                  (21,987,435)  (21,628,916)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (619,538)     (491,280)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    403,196  $    459,146
                                                     ============  ============
    The accompanying notes are an integral part of the financial statements.

                                       3
                              SONEX RESEARCH, INC..
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------

Revenue
 Defense                         $   33,774  $   68,783  $   33,774  $  263,788
 Commercial                          25,000      50,000      50,000      70,000
                                 ----------  ----------  ----------  ----------

                                     58,774     118,783      83,774     333,788
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     12,103      41,784      21,424     152,073
 Research & development             142,893     118,041     274,769     219,536
 General & administrative            68,612      86,666     147,262     162,482
                                 ----------  ----------  ----------  ----------
                                    223,608     246,491     443,455     534,091
                                 ----------  ----------  ----------  ----------

Net loss from operations            164,834     127,708     359,681     200,303

Other (income)/expense
 Investment and other income           (204)     (1,745)     (1,162)     (2,347)
                                 ----------  ----------  ----------  ----------

Net loss                            164,630     125,963     358,519     197,956

Accumulated deficit

 Beginning                       21,822,805  21,098,979  21,628,916  21,026,986
                                 ----------  ----------  ----------  ----------

 End                            $21,987,435 $21,224,942 $21,987,435 $21,224,942
                                 ==========  ==========  ==========  ==========

Weighted average
 number of shares
 outstanding                     20,002,246  18,441,492  19,746,117  18,296,996
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.008       $.007       $.018       $.011
                                      =====       =====       =====       =====




    The accompanying notes are an integral part of the financial statements.

                                       4
                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)

                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1999        1,540,001$15,400 17,642,860$176,429 $20,209,503
March for services         $.44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and December
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ----------  -------  ----------
Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476
February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
December private placement  .25                     775,000   7,750     186,000
December for services       .25                      54,154     542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from grant of
 stock options                                                           29,764
                                --------- ------ ---------- -------  ----------
Balance, December 31, 2000      1,540,001 15,400 19,479,868 194,799  20,927,437
March private placement     .25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .25                     325,000   3,250      61,750
June for services           .25                      44,916     449      12,667
Stock option compensation                                                17,370
Amortization of deferred
 compensation from grant of
 stock options                                                           14,880
                                --------- ------ ---------- -------  ----------
Balance, June 30, 2001          1,540,001$15,400 20,329,361$203,294 $21,149,203
                                ========= ====== ========== ======= ===========



    The accompanying notes are an integral part of the financial statements.

                                       5
                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                           2001          2000
                                                           ----          ----

Cash flows from operating activities
 Net loss                                             $  (358,519)   $ (197,956)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation                                             9,000         9,472
   Amortization of patents                                 30,568        44,308
   Amortization of deferred compensation
    from grant of stock options                            14,880        14,882
   Current charges paid in stock or options                44,130        35,376
   (Increase) decrease in accounts receivable              (6,434)      (11,507)
   (Increase) decrease in prepaid expenses                  1,319         2,193
   Increase (decrease) in current liabilities              48,758        18,897
   Increase (decrease) in deferred compensation            23,551        23,549
                                                      -----------    ----------
Net cash used in operating activities                    (192,747)      (60,786)
                                                      -----------    ----------
Cash flows from investing activities
 Acquisition of property and equipment                                   (1,386)
 Additions to patents                                     (20,564)      (21,924)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (20,564)      (23,310)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - exercise of warrants                               173,500
 Issuance of stock - private placement                    171,250
                                                      -----------    ----------
Net cash provided by financing activities                 171,250       173,500
                                                      -----------    ----------

Increase (decrease) in cash                               (42,061)       89,404

Cash
   Beginning of period                                     89,306        57,768
                                                      -----------   -----------
   End of period                                      $    47,245   $   147,172
                                                      ===========   ===========




    The accompanying notes are an integral part of the financial statements.

                                       6
                              SONEX RESEARCH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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






                                       7
NOTE 4 - ACCRUED WAGES

Beginning in the first quarter of 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $40,133 as of June 30, 2001 are included in the total of accrued wages reported on the accompanying balance sheet. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 5.


NOTE 5 - DEFERRED COMPENSATION

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

Deferred compensation outstanding is payable to the following classifications of personnel:

                                               June 30,      December 31,
                                                 2001            2000
                                                 ----            ----

   Current executive officers                 $ 501,787       $ 478,237
   Current employees and consultants             62,088          62,088
   Former employees                             270,519         270,519
                                              ---------       ---------
                                              $ 834,394       $ 810,844
                                              =========       =========

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to June 30, 2002. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability. From time to time in the past, however, portions of such deferred amounts have been paid through the issuance to the employees of shares, or discounted options to purchase shares, of the Company's common stock.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.
                                        8
NOTE 6 - INCOME TAXES

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


NOTE 7 - STOCKHOLDERS' EQUITY

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 2001, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placements of common equity

In a private financing during March and April 2001 the Company raised $106,250 from a small number of the Company's shareholders, including its chief executive officer and chief financial officer, who participated in previous private financings of the Company. A total of 425,000 shares of the Company's common stock and five-year warrants to purchase an additional 425,000 shares of common stock at $.50 per share were issued in this financing.

In a private financing in June 2001 the Company issued 350,000 shares of common stock for proceeds of $70,000 received from a small group of the Company's local shareholders. A portion of the proceeds was in the form of a subscription receivable of $5,000 payable by August 15, 2001.

The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.


                                       9
Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through June 2011.

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

From January 1, 2001 through June 30, 2001, the Company had the following activity in options to purchase shares of common stock under the Plan:



                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2001    4,326,216   $.52      3,760,716     $.52

    Granted/becoming exercisable    100,625    .25        238,125      .41
    Exercised                             0                     0
    Lapsed                          (17,000)   .50        (17,000)     .50
                                  ---------             ---------

Unexercised at June 30, 2001      4,406,841   $.50      3,981,841     $.51
                                  =========   ====      =========     ====













                                       10
Common stock reserved for future issuance

At June 30, 2001, a total of 11,664,591 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants expiring in
     February 2002, exercisable at $.75 per share                    167,759
     March 2002, exercisable at $.75 per share                       220,000
     December 2005, exercisable at $.50 per share                    387,500
     March 2006, exercisable at $.50 per share                       250,000
     April 2006, exercisable at $.50 per share                       175,000
                                                                  ----------
                                                                   1,200,259

Currently exercisable options                                      3,981,841
Granted options becoming exercisable in the future                   425,000
Options available for future grants                                1,657,491
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            11,664,591
                                                                  ==========


NOTE 8 - COMMITMENTS

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
















                                       11
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS


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

      o    ability to attract and retain skilled personnel

      o    changes in general economic conditions

      o    competition


Overview of the Company and its technology

Sonex Research, Inc., incorporated in Maryland in 1980, is an engineering research and development firm that is seeking to commercialize its patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") for in-cylinder control of ignition and combustion that is designed to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company was co-founded in 1980 by Dr. Andrew A. Pouring, a former Professor of Aerospace Engineering and Chairman of the Department of Aerospace

                                      12
Engineering at the U.S. Naval Academy. At Sonex, Dr. Pouring conducted basic research into the principle of in-cylinder control of ignition and combustion. By the late 1980's and early 1990's, the development of the SCS had moved in the direction of chemical/turbulent enhancement of combustion.

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

                                      13
In 2000 Sonex introduced its Stratified Charge Radical Ignition (SCRI) combustion technology, a new branch of the SCS which Sonex believes will enable practical application of an alternative combustion process known as homogeneous charge compression ignition (HCCI) that is being examined by the worldwide automotive industry. HCCI has been studied by many researchers for years because of its potential for lowering both emissions and fuel consumption since compression ignition does not require the use of a spark plug; however, the lack of a method for controlling the ignition point has prevented practical implementation of HCCI. Sonex believes it has attained the control of ignition that will make HCCI viable for commercial application by achieving radical assisted, four-stroke combustion to enable fully controllable compression ignition at low pressures as a function of fuel injection timing.

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

As of August 10, 2001, the Company has five full-time employees and engages the part-time services of several consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


Competition

The Company faces significant competition from the extensive research departments of the world's major vehicle and engine manufacturers. These OEMs exercise a bias toward in-house technologies over those developed by independent suppliers. Competition also comes from several independent engine testing and

                                       14
consulting firms around the world which are in the business of developing engine technologies. The Company's competitors have substantially greater financial, technical and marketing resources than does the Company. Accordingly, the Company cannot be sure that it will have the resources or expertise to compete successfully in the future.

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

                                       15
Sonex expects the results of the testing to confirm emissions measurements of Sonex "Low Soot" diesel technology taken by the Company in-house with hand-assembled, experimental SCS pistons that showed a 50% reduction in soot with 10% reduction in NOx while maintaining fuel consumption and power. Similar testing by another foreign diesel engine manufacturer of an earlier Sonex design confirmed that pre-production pistons would perform considerably better than experimental pistons.

When results of testing are fully analyzed, Sonex anticipates that the engine R&D firm will publish the findings in a technical paper to be submitted to the Society of Automotive Engineers.

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

Testing has proceeded smoothly from the design stage to testing with screw-assembled SCS pistons produced by the manufacturer under Sonex guidance. This fall we expect to learn the role of SCRI in turbo-charged direct injected diesel engines.


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

There are ongoing efforts in Japan, however, to achieve a new class of engines known as GDI, Gasoline Direct Injected engines, that operate on high air-fuel ratios. DI uses unrestricted air flow and a fuel injector in each cylinder of the engine to provide precisely timed, metered fuel delivery to the combustion chamber to overcome the air and fuel flow inefficiencies of present gasoline engines. GDI engines have achieved reductions in gasoline consumption of 20% to 30%. Mitsubishi has produced over 800,000, five-passenger, 2,700 pound vehicles with GDI engines that achieve 53 mpg, for sale in markets other than the U.S. Significantly, all the GDI engines reported to date are complex, use a spark plug to initiate conventional (non-homogeneous) combustion, require premium

                                      16
fuel, and do not meet U.S. emissions standards for NOx regardless of the catalytic converter technology.

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

In March 2001 Dr. Andrew A. Pouring, CEO and founder of Sonex, testified in a hearing before the House Committee on Armed Services' Subcommittee on Research and Development on Innovative Research Companies. Dr. Pouring gave an overview of the potential of the patented SCS, piston-based, engine technology for in-cylinder control of ignition and combustion to reduce emissions and increase fuel mileage of diesel and gasoline engines. The Company is following-up with the Committee and is enlisting the aid of federal legislators to gain exposure for the SCRI process.


Heavy fuel engines (HFEs)

Also at the hearing before the House Committee on Armed Services, Dr. Pouring reported on the unresponsiveness of the military to the existing directive mandating the elimination of gasoline in favor of JP-5/JP- 8 standard military fuels (also referred to as "heavy fuels"), and how SCS heavy fuel engine (HFE)

                                        17
technology can assist in the implementation of that directive. Sonex has successfully applied a patented SCS starting system and modified combustion chamber design to the conversion of reliable, lightweight small, spark-ignited, carburetted, two-stroke, gasoline fueled engines of various sizes used in small, remotely controlled military unmanned aerial vehicles (UAVs) to start and operate on heavy fuels. Sonex-modified single-cylinder, two-stroke, 100cc HFEs have been deployed aboard ship by the U.S. Marine Corps in the Dragondrone UAV, and the Company has successfully completed heavy fuel conversions of other UAV engines for the military.

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

In June 2001 the Company was awarded two contracts from the military totaling $137,000 for prototype development of small HFEs for experimental UAVs. These short-term projects could lead to subsequent contracts for HFE optimization.

Additional information on the Company's business, its technology, and its management can be found in the Company's 2000 Annual Report on Form 10-KSB.







                                       18
Financial position and liquidity

As of June 30, 2001, the Company had available cash and equivalents of $47,245 and accounts receivable of $23,774. From March 2001 through June 2001 the Company raised additional capital of $176,250 from private financings, including $18,750 from the Company's CEO and co-founder, Dr. Andrew A. Pouring, and its CFO, Mr. George E. Ponticas. In May and June 2001 the Company was awarded two Department of Defense contracts totaling approximately $137,000 for development of small heavy fuel engines for experimental unmanned aerial vehicles. Work on these contracts is expected to be concluded early in the fourth quarter of 2001.

Beginning in the first quarter of 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers total $40,133 as of June 30, 2001. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through September 30, 2001. In the event that anticipated revenue is delayed or does not materialize, or if additional short-term capital is not arranged, the Company will have to reduce the scope of its operations in the fourth quarter. Furthermore, the Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.


Results of operations

A net loss of $358,519 was recorded for the first six months of 2001, as compared to $197,956 for the corresponding period in 2000, an increase of $160,563. The increase in the loss was due to substantially lower revenue for defense department contracts, offset in part by the related decrease in costs incurred for such contracts, in 2001 versus 2000.


      Revenue and cost of revenue:

                                     Six months ended June 30,
                                       2001             2000
                                       ----             ----

       Defense                    $     33,774     $     263,788
       Commercial                       50,000            70,000
                                  ------------     -------------
                                  $     83,774     $     333,788
                                  ============     =============

       Cost of revenue            $     21,424     $     152,073
                                  ============     =============

                                       19
Defense contracts relate to the Company's technology for conversion of commercial gasoline fueled engines used in UAVs and the like to heavy fuel operation. Commercial revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines.

All of the defense revenue reported for the first six months of 2000 relates to a sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex demonstrated the technical feasibility of converting an existing high performance, 650+ horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company devoted a significant portion of its available resources to the performance of this sub-contract from late in 1999 through June 2000 when work was substantially completed. Defense department revenue in 2001 has all been earned in the second quarter in connection with development contracts for the heavy fuel conversion of gasoline UAV engines.

Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were substantially higher in the first six months of 2000 than in 2001 due to the above-mentioned defense sub-contract. The majority of the cost of revenue for the first six months of 2001 represents charges directly attributable to funded commercial projects.


       Research and development (R&D) expenses:

R&D expenses for the first six months of the year increased by $55,233, or 25%, from $219,536 in 2000 to $274,769 in 2001. While the number of employees and consultants remained the same and compensation rates increased only slightly, a much higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 2001. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. The increase in R&D expenses would have been larger than reported were it not for the fact that the 2000 total includes approximately $36,800 for the write-off of unamortized costs of patents abandoned while the 2001 total includes approximately $21,400 in such charges.


       General and administrative (G&A) expenses:

Total G&A expenses for the first six months of the year decreased by $15,220, or 9%, from $162,482 in 2000 to $147,262 in 2001. Personnel costs increased $6,321, from $101,929 in 2000 to $108,250 in 2001, or 6%, primarily as a result of more extensive use of consulting services and temporary clerical personnel in 2001. This increase was more than offset by the fact that shareholder meeting expenses of $16,778 are included in 2000 while there is no corresponding charge in 2001 because the shareholder meeting is being held in September rather than its usual date in June. Net decreases in other expenses amounted to $4,763.







                                       20
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits:

           4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)


  (b)  Reports on Form 8-K:

       On June 4, 2001, the Registrant filed a Current Report on Form 8-K to disclose that its annual meeting of shareholders would not be held in June as has been the case for the last few years due to a number of conflicting commitments for senior personnel.

       On June 28, 2001, the Registrant filed a Current Report on Form 8-K to disclose that it had received investments of $70,000 from a group of local investors in a private financing.




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


August 13, 2001









                                         21