Form 10QSB
period 2001-09-30
SONEX RESEARCH INC
filed 2001-11-14
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001




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

                                            YES   [x]       NO   [ ]



There were 21,159,361 shares of the Issuer's $.01 par value Common Stock outstanding at November 14, 2001.


                                     - 1 -




                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 10 of this Form 10-QSB Quarterly Report of Sonex Research, Inc. (the "Company") as of September 30, 2001. These financial statements are the responsibility of the Company's management.

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


C. L. STEWART & COMPANY

Annapolis, Maryland
November 12, 2001

                                     - 2 -





                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     September 30, December 31,
                           ASSETS                        2001          2000
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $      2,187  $     89,306
 Accounts receivable                                       84,936        17,340
 Prepaid expenses                                          27,956        27,142
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   137,579       156,288

Notes receivable from officers and employees               18,125        18,125

Patents and technology, net of accumulated
  amortization of $48,123 in 2001 and
  $39,600 in 2000                                         199,865       215,707

Property and equipment, net of accumulated
  depreciation of $438,531 in 2001 and
  $425,031 in 2000                                         57,511        69,026
                                                     ------------  ------------

           Total assets                              $    413,080  $    459,146
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     78,853  $     41,775
 Accrued wages                                             84,474         6,807
 Accrued bonus and vacation pay                            83,500        91,381
                                                     ------------  ------------
     Total current liabilities                            246,827       139,582
                                                     ------------  ------------
Deferred compensation                                     847,074       810,844
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value, 48,000,000 shares
   authorized - shares issued and outstanding:
   20,409,361 in 2001 and 19,479,868 in 2000              204,094       194,799
 Additional paid-in capital                            21,186,093    20,927,437
 Accumulated deficit                                  (22,086,408)  (21,628,916)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (680,821)     (491,280)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    413,080  $    459,146
                                                     ============  ============
    The accompanying notes are an integral part of the financial statements.

                                     - 3 -
                              SONEX RESEARCH, INC..
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited) Unaudited)


                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------

Revenue
 Defense                         $   79,936  $   29,270  $  113,710  $  293,058
 Commercial                          50,000           0     100,000      70,000
                                 ----------  ----------  ----------  ----------
                                    129,936      29,270     213,710     363,058
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     44,552      34,919      65,976     186,992
 Research & development             100,083     120,978     374,852     340,514
 General & administrative            84,390      81,871     231,652     244,353
                                 ----------  ----------  ----------  ----------
                                    229,025     237,768     672,480     771,859
                                 ----------  ----------  ----------  ----------

Net loss from operations             99,089     208,498     458,770     408,801

Other (income)/expense
 Investment and other income           (116)     (1,241)     (1,278)     (3,588)
                                 ----------  ----------  ----------  ----------

Net loss                            98,973      207,257     457,492     405,213

Accumulated deficit

 Beginning                       21,987,435  21,224,942  21,628,916  21,026,986
                                 ----------  ----------  ----------  ----------

 End                            $22,086,408 $21,432,199 $22,086,408 $21,432,199
                                 ==========  ==========  ==========  ==========

Weighted average number of
 shares outstanding              20,342,731  18,594,455  19,947,173  18,396,873
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.005       $.011       $.023       $.022
                                      =====       =====       =====       =====



    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL


                                   (Unaudited)

                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 1999        1,540,001$15,400 17,642,860$176,429 $20,209,503
March for services         $.44                      20,975     210       9,098
June for services           .46                      17,925     179       8,071
September for services      .38                      36,923     369      13,593
December for services       .32                      36,803     368      11,478
April and December
 option exercises           .50                     255,000   2,550     124,950
Correction of stock ledger                           (2,317)    (23)         23
Stock option compensation                                                24,000
Amortization of deferred
 compensation from grant of
 stock options                                                           29,760
                                --------- ------ ----------  -------  ----------
Balance, December 31, 1999      1,540,001 15,400 18,008,169 180,082  20,430,476
February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
December private placement  .25                     775,000   7,750     186,000
December for services       .25                      54,154     542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from grant of
 stock options                                                           29,764
                                --------- ------ ---------- -------  ----------
Balance, December 31, 2000      1,540,001 15,400 19,479,868 194,799  20,927,437
March private placement     .25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .25                     325,000   3,250      61,750
June for services           .25                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
Stock option compensation                                                28,870
Amortization of deferred
 compensation from grant of
 stock options                                                           22,321
                                --------- ------ ---------- -------  ----------
Balance, Sept. 30, 2001         1,540,001$15,400 20,409,361$204,094 $21,186,093
                                ========= ====== ========== ======= ===========
    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                      -------------------------
                                                           2001          2000
                                                           ----          ----
Cash flows from operating activities
 Net loss                                             $  (457,492)  $  (405,213)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation                                            13,500        13,972
   Amortization of patents                                 37,853        48,058
   Amortization of deferred compensation                   22,321        22,323
   Current charges paid in stock or options                69,380        59,126
   (Increase) decrease in accounts receivable             (67,596)       18,345
   (Increase) decrease in prepaid expenses                   (814)        2,379
   Increase (decrease) in current liabilities             107,245        44,048
   Increase (decrease) in deferred compensation            36,230        36,230
                                                      -----------    ----------
Net cash used in operating activities                    (239,373)     (160,732)
                                                      -----------    ----------
Cash flows from investing activities
 Acquisition of property and equipment                     (1,985)       (1,386)
 Additions to patents                                     (22,011)      (31,092)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (23,996)      (32,478)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of stock - exercise of warrants                               173,500
 Issuance of stock - private placement                    176,250
                                                      -----------    ----------
Net cash provided by financing activities                 176,250       173,500
                                                      -----------    ----------

Increase (decrease) in cash                               (87,119)      (19,710)

Cash
   Beginning of period                                     89,306        57,768
                                                      -----------   -----------
   End of period                                      $     2,187   $    38,058
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

Operating results for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 4 - ACCRUED WAGES

Beginning in the first quarter of 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $70,077 as of September 30, 2001 are included in the total of accrued wages reported on the accompanying balance sheet, although that figure had been reduced to $60,199 as of October 31, 2001 as a result of payments made during the month. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 5.


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

Deferred compensation outstanding is payable to the following classifications of personnel:

                                              Sept. 30,      December 31,
                                                 2001            2000
                                                 ----            ----

   Current executive officers                 $ 514,467       $ 478,237
   Current employees and consultants             62,088          62,088
   Former officers and employees                270,519         270,519
                                              ---------       ---------
                                              $ 847,074       $ 810,844
                                              =========       =========

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to September 30, 2002. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.

                                      - 8 -
NOTE 6 - INCOME TAXES

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 2001, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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

In a private financing in June 2001 the Company issued 350,000 shares of common stock for proceeds of $70,000 received from a small group of the Company's local shareholders. A portion of the proceeds was in the form of a subscription receivable of $5,000, which amount was received in August 2001.
The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.

Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through September 2011.

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

From January 1, 2001 through September 30, 2001, the Company had the following activity in options to purchase shares of common stock under the Plan:



                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2001    4,326,216   $.52      3,760,716     $.52

    Granted/becoming exercisable    129,375    .25        329,375      .41
    Exercised                             0                     0
    Lapsed                         (160,650)   .50       (160,650)     .50
                                  ---------             ---------

Unexercised at Sept. 30, 2001     4,291,941   $.50      3,929,441     $.51
                                  =========   ====      =========     ====

C
ommon stock reserved for future issuance

At June 30, 2001, a total of 11,664,591 shares of common stock were reserved by the Company for issuance for the following purposes:

                         Purpose                                 # of shares
              -----------------------------                      -----------

Currently exercisable warrants expiring in
     February 2002, exercisable at $.75 per share                    167,759
     March 2002, exercisable at $.75 per share                       220,000
     December 2005, exercisable at $.50 per share                    387,500
     March 2006, exercisable at $.50 per share                       250,000
     April 2006, exercisable at $.50 per share                       175,000
                                                                  ----------
                                                                   1,200,259

Currently exercisable options                                      3,929,441
Granted options becoming exercisable in the future                   362,500
Options available for future grants                                1,772,391
Conversion of preferred stock                                      4,400,000
                                                                  ----------

 Total shares reserved                                            11,664,591
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


NOTE 9 - SUBSEQUENT EVENT

In a private financing in October 2001, the Company raised $112,500 from a small number of the Company's shareholders, including its chief executive officer, chief financial officer, and newest member of the Board of Directors, each of whom participated in previous private financings of the Company. A total of 750,000 shares of the Company's common stock were issued in this transaction.

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

As of November 12, 2001, the Company has five full-time employees and engages the part-time services of several consultants on a regular basis. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

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

Promising test results at Sonex of the SCS "Low Soot" design for "classical" diesel engines using hand-assembled pistons led a foreign engine OEM to arrange in 2001 for third party evaluation of the Sonex "Low Soot" diesel technology by one of the world's leading independent engine R&D and testing firms. The test engine is a turbocharged and intercooled six-cylinder, DI diesel engine used in medium-duty trucks. Pre-production SCS pistons were fabricated by Federal-Mogul for this evaluation. The test program was completed during the third quarter of 2001.

The engine R&D and testing firm recently issued its report confirming the soot reduction capability of the SCS in this OEM's engine using pre-production pistons. The observed results approximate those achieved by the Company in-house with hand-assembled, experimental SCS pistons that showed a 50% reduction in soot with 10% reduction in NOx while maintaining fuel consumption and power. The Company and the engine R&D and testing firm are discussing additional confirmatory testing and evaluating the marketing potential of this report. The engine OEM is now assessing the program results before deciding on how to proceed. Federal-Mogul, however, which recently filed for bankruptcy protection, has informed the Company that it is focusing its limited resources on core businesses and will no longer participate in SCS research. Sonex plans to focus its attention to other piston suppliers who have evaluated earlier SCS designs.

In spring 2001 Sonex and a second foreign engine OEM reached agreement on a joint feasibility study of the potential of the SCRI diesel design. The objective of the study is to transfer the SCRI results achieved by Sonex on the single-cylinder laboratory diesel engine to a modern, advanced, multi-cylinder, naturally aspirated, medium- duty truck diesel engine that employs all of the latest diesel engine technology such as a high pressure, electronically controlled injection system, and turbo-charging. The Company has received progress payments during the feasibility study and will be entitled to incentive payments at the conclusion of the test program upon the achievement of certain emissions reduction targets. The agreement also includes provisions pursuant to which the engine OEM is granted priority rights to negotiate a license for the SCRI diesel technology.

Testing has proceeded from the design stage to testing with screw-assembled SCS pistons produced by the manufacturer under Sonex guidance. Recent testing has moved to a turbo-charged engine and is expected to be completed before the end of the year.


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

With the SCRI process, Sonex believes it has the potential not only to make HCCI viable for commercial application but also to leapfrog the Japanese GDI accomplishments. The SCRI piston design could enable fuel- efficient GDI engines to become emissions compliant and thereby improve fuel mileage of U.S. produced automobile and light trucks by 25% to 30%. Later this fall Sonex will present a paper on the SCRI at an international symposium of combustion engineers in France, sponsored by the French Petroleum Institute, that will focus exclusively on HCCI, or CAI (controlled auto-ignition) as it is also known in Europe.

This fall in its laboratory, Sonex has demonstrated the feasibility of converting its single cylinder SCRI research engine, originally fueled with JP-5 and diesel, to operate on gasoline using the SCRI combustion process. Considerable research remains to be done on the single cylinder engine to establish the design parameters needed to transfer the process to a multi-cylinder engine.

The Company is seeking committed industrial partners to provide substantial on-going financial support and technical expertise to continue the work and achieve these objectives. After establishing design parameters, the Company then would be in a solid position to work with the auto industry on demonstration projects to transition SCRI to multi-cylinder engines so gasoline can be burned effectively in eventual production engines of all sizes. Fortunately, demonstration projects with automotive manufacturers could provide results fairly quickly since the sparkless SCRI can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.

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

In June 2001 the Company was awarded two contracts from the military for prototype development of small HFEs for experimental UAVs. These projects, which will be completed during the fourth quarter of 2001, could lead to subsequent contracts for HFE optimization. The Company is also awaiting word on the potential award of additional military contracts in the near future for development of various sizes of HFEs.

Additional information on the Company's business, its technology, and its management can be found in the Company's 2000 Annual Report on Form 10-KSB.


Financial position and liquidity

As of September 30, 2001, the Company had available cash and equivalents of $2,187 and accounts receivable of $84,936. During October 2001 the Company raised $112,500 in a private financing from a small group of investors, including the Company's CEO and co-founder, Dr. Andrew A. Pouring, its CFO, Mr. George E. Ponticas and Director John H. Drewanz, who joined the Board on October
1. From March 2001 through June 2001 the Company raised capital of $176,250 from private financings.

Beginning in the first quarter of 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers total $70,077 as of September 30, 2001, although that figure had been reduced to $60,199 as of October 31, 2001 as a result of payments made during the month. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits.

The Company high expectations of receiving additional contracts from the military in the near future for heavy fuel engine development. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through Deceember 31, 2001. In the event that anticipated revenue is delayed or does not materialize, or if additional short-term capital is not arranged, the Company will have to reduce the scope of its operations in the fourth quarter. Furthermore, the Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.


Results of operations

A net loss of $457,492 was recorded for the first nine months of 2001, as compared to $405,213 for the corresponding period in 2000, an increase of $52,279. The increase in the loss was due to substantially lower revenue for defense department contracts, offset in part by the related decrease in costs incurred for such contracts, in 2001 versus 2000.


      Revenue and cost of revenue:

                                  Nine months ended September 30,
                                       2001             2000
                                       ----             ----

       Defense                    $    113,710     $     293,058
       Commercial                      100,000            70,000
                                  ------------     -------------
                                  $    213,710     $     363,058
                                  ============     =============

       Cost of revenue            $     65,976     $     186,992
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

All of the defense revenue reported for the first nine months of 2000 relates to a major sub-contract awarded in the fall of 1999 from a prime contractor to the U.S. military pursuant to which Sonex demonstrated the technical feasibility of converting an existing high performance, 650 horsepower, 4-stroke, gasoline fueled engine for marine use to start and operate on heavy fuels. The Company devoted a significant portion of its available resources to the performance of this sub-contract from late in 1999 through June 2000 when work was substantially completed. Defense department revenue in 2001 has all been generated from June through September in connection with development contracts for the heavy fuel conversion of gasoline UAV engines.

Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs. Such amounts were substantially higher in the first nine months of 2000 than in 2001 due to the above-mentioned defense sub-contract.

       Research and development (R&D) expenses:

R&D expenses for the first nine months of the year increased by $34,338, or 10%, from $340,514 in 2000 to $374,852 in 2001. While the number of employees remained the same and compensation rates increased only slightly, a higher percentage of the workforce was devoted to funded projects in 2000 as opposed to 2001. Associated charges were therefore classified as "Cost of revenue" rather than R&D expenses for 2000. "Cost of revenue" in 2000 also included approximately $52,000 in charges for consulting services incurred for funded contracts, with no similar charges being incurred in 2001. The increase in R&D expenses would have been larger than reported were it not for the fact that the 2000 total includes approximately $36,800 for the write-off of unamortized costs of patents abandoned while the 2001 total includes approximately $21,400 in such charges.


       General and administrative (G&A) expenses:

Total G&A expenses for the first nine months of the year decreased by $12,701, or 5%, from $244,353 in 2000 to $231,652 in 2001. Personnel costs decreased $6,060, from $167,872 in 2000 to $161,812 in 2001, or 4%, primarily as a result of slightly lower use of temporary clerical personnel in 2001 and a reduction in payroll tax expense resulting from the payment of less cash compensation in 2001 due to the current year deferral of wages by the Company's CFO. Shareholder meeting expenses were lower by $2,561 in 2001 versus 2000. Net decreases in other expenses amounted to $4,080.





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


November 14, 2001