Form 10KSB
period 2002-03-31
SONEX RESEARCH INC
filed 2002-05-15
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002.




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

                                            YES   [x]       NO   [ ]



There were 21,572,669 shares of the Issuer's $.01 par value Common Stock outstanding at May 15, 2002.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing on pages 3 through 12 of this Form 10Q-SB Quarterly Report of Sonex Research, Inc. (the "Company") as of March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations and accumulated deficit and cash flows for the year then ended (the "audited financial statements", not presented herein), and in our report dated April 10, 2002, we expressed an unqualified opinion on those financial statements. We also stated that the audited financial statements were prepared assuming that the Company will continue as a going concern; however, as described in Note 3 to the audited financial statements, the Company has incurred significant net losses since its inception and its ability to commence generation of significant revenue and ultimately achieve profitable operations raise substantial doubt about the Company's ability to continue as a going concern. The audited financial statements and the accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. L. STEWART & COMPANY
Annapolis, Maryland
May 15, 2002




                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,   December 31,
                           ASSETS                        2002          2001
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     28,086  $      3,355
 Accounts receivable                                       25,870        37,828
 Prepaid expenses                                          23,887        25,783
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   100,343        89,466

Notes receivable from officers and employees               18,125        18,125

Patents and technology, net of accumulated
  amortization of $51,955 in 2002 and
  $47,155 in 2001                                         200,585       204,088

Property and equipment, net of accumulated
  depreciation of $444,672 in 2002 and
  $440,472 in 2001                                         53,049        57,249
                                                     ------------  ------------
           Total assets                              $    372,102  $    368,928
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     71,128  $     46,923
 Convertible note to shareholder                            6,000
 Accrued compensation and benefits                        245,555       221,228
                                                     ------------  ------------
     Total current liabilities                            322,683       268,151
                                                     ------------  ------------

Deferred compensation                                     870,625       857,944
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 21,572,669 in 2002 and
   21,212,669 in 2001                                     215,727       212,127
 Additional paid-in capital                            21,392,602    21,334,577
 Accumulated deficit                                  (22,444,935)  (22,319,271)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (821,206)     (757,167)

Commitments (Note 9)
                                                     ------------  ------------
   Total liabilities and stockholders' equity        $    372,102  $    368,928
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                                 Three months ended March 31,
                                                 ----------------------------
                                                   2002                2001
                                                 --------            --------

Revenue
  Defense                                     $     35,870
  Commercial                                                      $     25,000
                                              ------------        ------------
                                                    35,870              25,000
                                              ------------        ------------

Costs and expenses
  Cost of revenue                                   25,547               9,321
  Research and development                          71,505             131,876
  General and administrative                        64,490              78,650
                                              ------------        ------------

                                                   161,542             219,847
                                              ------------        ------------

Net loss from operations                          (125,672)           (194,847)

Other income and expense
  Investment and other income                            8                 958
  Gain on sale of marketable securities
                                              ------------        ------------

Net loss                                          (125,664)           (193,889)

Accumulated deficit
  Beginning of period                          (22,319,271)        (21,628,916)
                                              -------------       ------------

  End of period                               $(22,444,935)       $(21,822,805)
                                              ============        ============


Weighted average number of common
  shares outstanding                            21,224,669          19,487,141
                                              ============        ============


Net loss per share                                   $.006               $.010
                                                     =====               =====


   The accompanying notes are an integral part of the financial statements.


                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 2000        1,540,001$15,400 18,008,169$180,082 $20,430,476

February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
December private placement  .25                     775,000   7,750     186,000
December for services       .25                      54,154     542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from grant of
 stock options                                                           29,764
                                --------- ------ ---------- -------  ----------
Balance, December 31, 2000      1,540,001 15,400 19,479,868 194,799  20,927,437

March private placement     .25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .20                     325,000   3,250      61,750
June for services           .29                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
October private
 placement                  .15                     750,000   7,500     105,000
December for services       .25                      53,308     533      12,794
December forgiveness
 of payables                                                 		 10,000
Stock option compensation                                                42,120
Amortization of deferred
 compensation from grant of
 stock options                                       				 29,761
                              ---------  ------ ----------  -------  ----------
Balance, December 31, 2001    1,540,001  15,400 21,212,669  212,127  21,334,577

March private placement     .15                     360,000   3,600      50,400
Stock option compensation                                                 7,625
                                --------- ------ ---------- -------  ----------

Balance, March 31, 2002         1,540,001$15,400 21,572,669$215,727 $21,392,602
                                ========= ====== ========== ======= ===========

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------


Cash flows from operating activities
 Net loss                                             $   (125,664)  $ (193,889)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                              4,200        4,500
   Amortization of patents                                   4,800        3,800
   Amortization of deferred compensation
    from stock options                                                    7,440
   Current charges paid in stock or options                  7,625       21,145
   (Increase) decrease in accounts receivable               11,958       17,340
   (Increase) decrease in prepaid expenses                   1,896        2,701
   Increase (decrease) in current liabilities               48,532       29,434
   Increase (decrease) in deferred compensation             12,681       12,681
                                                      ------------   -----------
Net cash used in operating activities                      (33,972)     (94,848)
                                                      ------------   -----------

Cash flows from investing activities
   Acquisition of property and equipment
   Additions to patents and technology                      (1,297)     (10,722)
                                                      ------------   ----------
Net cash provided by (used in) investing activities         (1,297)     (10,722)
                                                      ------------   ----------

Cash flows from financing activities
   Issuance of convertible note					 6,000
   Issuance of stock - private placement                    54,000       75,000
                                                      ------------   ----------
Net cash provided by financing activities                   60,000       75,000
                                                      ------------   ----------

Increase (decrease) in cash                                 24,731      (30,570)

Cash
   Beginning of period                                       3,355       89,306
                                                      ------------   ----------
   End of period                                      $     28,086   $   58,736
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

Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


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

As further described in Note 6, in a private placement at the end of March 2002 the Company raised capital of $60,000, including $27,000 in cash investments, $27,000 from the conversion to equity of accrued liabilities, and cash proceeds of $6,000 through the issuance of a short-term convertible note. Also at the end of March 2002, the Company received a purchase order of approximately $92,000 from a defense contractor for a four-month effort to develop a small heavy fuel engine for an experimental unmanned aerial vehicle.

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


NOTE 4 - PATENTS

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


NOTE 5 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation consists of the following amounts payable to current employees:

                                          March 31,          December 31,
                                            2002                 2001
                                       --------------       --------------

   Accrued vacation pay                $       55,675       $       58,000
   Accrued bonuses                             60,500               83,000
   Accrued wages                              129,380               80,228
                                       --------------       --------------

                                       $      245,555       $      221,228
                                       ==============       ==============


The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. Such amounts are payable upon termination of employment and are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6. The amount of accrued vacation included above that was payable to the Company's officers at March 31, 2002 and December 31, 2001 was $40,213 and $41,406, respectively.

In December of each of the last three years, the Company awarded bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In December 2001 the Company awarded bonuses totaling $57,500, including an aggregate of $50,000 to its two officers. During 2001 the Company paid $12,500 of the bonuses accrued as of the previous year-end, portions of which payments represented the conversion of accrued bonuses to equity. In connection with a private placement at the end of March 2002, the Company paid $22,500 of accrued bonuses through the conversion of such amounts to equity.

Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $113,710 are included in the total of accrued wages as of March 31,2002. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6.


NOTE 6 - DEFERRED COMPENSATION

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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                March 31,        December 31,
                                                  2002               2001
                                             --------------     --------------

    Current officers                         $      538,018     $      525,337
    Current employees and consultants                62,088             62,088
    Former officers and other employees             270,519            270,519
                                             --------------     --------------

                                             $      870,625     $      857,944
                                             ==============     ==============


The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to March 31, 2003. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 7 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2001, the Company had net operating loss and capital loss carryforwards of approximately $14.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Since 1995 net operating loss carryforwards aggregating $4,781,634 have expired unused, as have capital loss carryforwards of $201,681.


NOTE 8 - STOCKHOLDERS' EQUITY

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 2002, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placements of common equity

In a private placement at the end of March 2002, the Company raised capital of $60,000, including $27,000 in cash investments, $27,000 from the conversion to equity of accrued liabilities to officers, employees and consultants, and cash proceeds of $6,000 through the issuance of a short-term note that is convertible to equity at the option of the holder. A total of 360,000 shares of the Company's common stock and five-year warrants to purchase an additional 180,000 shares of common stock at $.25 per share were issued in this financing, and 60,000 shares were reserved for future issuance upon the conversion of the note payable to common stock and a warrant to purchase common stock.

The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through March 2012.

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

From January 1, 2002 through March 31, 2002, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2002    4,534,316   $.46      3,919,316     $.49

    Granted					 15,000    .25
    Becoming exercisable 					     44,062      .25
    Exercised
    Lapsed                          (34,250)   .50         (3,000)     .50
                                  ---------             ---------

Unexercised at March 31, 2002     4,519,128   $.46      3,960,378     $.49
                                  =========   ====      =========     ====


Common stock reserved for future issuance

At March 31, 2002, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
              -----------------------------                 ------------

Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                             ----------
                                                                992,500


      Currently exercisable options                           3,960,378
      Granted options becoming exercisable in the future        558,750
      Options available for future grants                     1,545,204
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                             ----------

         Total shares reserved                               11,516,832
                                				       ==========



NOTE 9 - COMMITMENTS

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION
                         AND RESULTS OF OPERATIONS



Caution regarding forward-looking statements

Sections of this document, as well as all publicly disseminated material about Sonex Research, Inc. (the "Company" or "Sonex"), contain information in the form of "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995 (the "Act"). Such statements are based on current expectations, estimates, projections and assumptions by management with respect to, among other things, trends affecting the Company's financial condition or results of operations and the impact of competition. Words such as "expects", "anticipates", "plans", "believes", "estimates", variations of such words, and similar expressions are intended to identify such statements that include, but are not limited to, projections of revenues, earnings, cash flows and contract awards. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


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

      o ability to generate cash flow from revenue or to secure financing necessary to fund future operations
      o    ability to demonstrate commercial viability of its technology
      o ability to complete technology development and demonstration programs and execute licensing agreements that produce significant revenue
      o    ability to maintain and protect its patents
      o    ability to attract and retain skilled personnel
      o    changes in general economic conditions
      o    competition

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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of May 15, 2002, there were 21,572,669 shares of Common Stock issued and outstanding, with an additional 9,971,628 shares reserved for future issuance as follows: 4,400,000 shares issuable upon the conversion of preferred stock; 4,519,128 shares issuable upon the exercise of options granted under the Company's Stock Option Plan; 992,500 shares issuable upon the exercise of warrants; and 60,000 issuable upon the conversion of notes payable.


Overview of the Company and its technology

Sonex Research, Inc. ("Sonex" or the "Company"), incorporated in Maryland in 1980, is an engineering research and development firm that is seeking to commercialize its patented proprietary technology (the "Sonex Combustion System", "SCS" or "Ultra Clean BurnTM technology") for in-cylinder control of ignition and combustion. The Company was co-founded in 1980 by Dr. Andrew A. Pouring, a former Professor of Aerospace Engineering and Chairman of the Department of Aerospace Engineering at the U.S. Naval Academy. At Sonex, Dr. Pouring conducted basic research into the principle of in-cylinder control of ignition and combustion, concentrating on the piston. By the late 1980's and early 1990's, the development of the SCS had moved in the direction of chemical/turbulent enhancement of combustion through investigation of the effects of changing the chemical characteristics and fuel disbursement characteristics within the combustion chamber.

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

As of March 31, 2002, the Company has three full-time employees, and engages the part-time services of a consultant who serves as its director of business development and manager of government programs. The Company also engages the services of several other consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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

The next few paragraphs provide an overview of the primary opportunities for Sonex. Additional detailed information can be found in the Company's December 31, 2001 Annual Report on Form 10-KSB.


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

Recently one the world's leading engine engineering and powertrain consulting firms, Ricardo Consulting Engineers of the U.K., confirmed the soot reduction capability of the SCS "Low Soot" design in a DI diesel engine used in medium-duty trucks. Ricardo published the findings in a technical paper presented at the Society of Automotive Engineers' May 2002 Fuels and Lubes Conference. Ricardo is currently introducing the SCS "Low Soot" design results to engine manufacturers and piston suppliers while Sonex continues its efforts in that regard.


Heavy fuel engines: The Company, in its laboratory and under contract with the U.S. military and defense contractors, also has applied a proprietary patented SCS starting system and modified combustion chamber to the conversion of reliable, lightweight, SI, two-stroke, gasoline engines to start and operate on JP-5/JP-8 standard military fuels (also referred to as "heavy fuels") in a variety of applications such as small, remotely controlled military UAVs. The military now requires such engines to operate on less volatile heavy fuels to reduce the hazard associated with gasoline, making HFEs more suitable for applications where gasoline storage and use are undesirable. The requirement for a single military fuel is also a logistics issue, as the military seeks to minimize the number and complexity of fuels.

Sonex HFEs achieve power and fuel consumption substantially equal to that of the stock gasoline engines. The Company has performed HFE conversions for various sizes of small gasoline engines for UAVs, and expects to be awarded shortly one or more contracts from the U.S. Department of Defense (DoD) and or its prime contractors, although there can be no assurance. In addition, over the past few months the Company has been developing a relationship with a foreign UAV engine company and is optimistic of executing a contract later this year for HFE conversion development.


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


Financial position and liquidity

Sonex has been operating under cash flow difficulties for several months, having fallen behind in payments due to some vendors. Since the fall of 2001 the Company's officers have received only a small portion of the cash compensation due them. In December 2001 Sonex took steps to reduce further its monthly cash requirements by eliminating one full-time position in its shop and by restructuring compensation arrangements with its part-time consultants. A second full-time position became vacant at the end of February 2002.

As of March 31, 2002, the Company had available cash and equivalents of $28,086 and accounts receivable of $25,870. At the end of March 2002, the Company received a purchase order of approximately $92,000 from a defense contractor for a four-month effort to develop a small heavy fuel engine for an experimental unmanned aerial vehicle. A payment of $15,000 due upon the receipt of the purchase order is included in the March 31, 2002 accounts receivable balance. This amount was received in April 2002.

Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $113,710 are included in the total of accrued wages as of March 31, 2002. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6 to the accompanying financial statements.

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

The Company has high expectations of receiving one or more additional revenue-generating contracts from the military in the near future for heavy fuel engine development. Once such contracts are secured, the Company will supplement its workforce as needed with part-time personnel before defining and filling full-time positions. Sonex also intends to seek a commercial marketing partner experienced in dealing with the industry on state-of- the-art technological developments. In addition, in May 2002 the Company engaged the services of a professional investor relations firm to develop, implement and maintain an ongoing program to increase the investment community's awareness of Sonex activities.


Results of operations

A net loss of $125,664 was recorded for the first three months of 2002, as compared to $193,889 for the corresponding period in 2001, a decrease of $68,225. The decrease in the loss was due primarily to substantially lower personnel costs in 2002 versus 2001.


       Revenue and cost of revenue:


                                                   Three months ended
                                                        March 31,
                                             ------------------------------
                                                 2002             2001
                                             ------------     -------------

       Defense revenue                       $     35,870
       Commercial revenue                                     $      25,000
                                             ------------     -------------
                                             $     35,870     $      25,000
                                             ============     =============

       Cost of revenue                       $     25,547     $       9,321
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


       Research and development (R&D) expenses:

R&D expenses for the first three months of the year decreased by $60,371, or 46%, from $131,876 in 2001 to $71,505 in 2002, almost entirely due to lower personnel costs. Net R&D personnel costs, after reclassification of amounts charged to cost of revenue, decreased by $56,711, or 56%, from $101,136 in 2001 to $44,425 in 2002. Amounts charged to cost of revenue were $8,416 in 2001 and $22,501 in 2002, resulting in total R&D personnel costs before reclassification of $109,552 in 2001 and $66,926 in 2002, a decrease of $42,626.

The decrease in overall R&D personnel costs resulted from a reduction in the workforce, including consultants, which was placed in effect late in 2001 and continued into the first quarter of 2002. Payroll and related taxes and benefits decreased by $25,046. The Company discontinued its consulting agreement at the end of 2001 with the individual residing in Europe who served as R&D Supervisor and International Liaison Officer. This individual was compensated in the form of restricted stock and cash, with related charges totaling $17,580 in the first quarter of 2001.


       General and administrative (G&A) expenses:

Total G&A expenses for the first three months of the year decreased by $14,160, or 18%, from $78,650 in 2001 to $64,490 in 2002. The largest expense category, personnel costs, accounted for most of the reduction in total G&A expenses.

Personnel costs decreased $11,383, from $55,673 in 2001 to $44,290 in 2002, or 20%, primarily as a result of lower charges for consulting services, which declined by $10,108 from $26,374 in 2001 to $16,266 in 2002. Charges for consulting services for the first quarter of 2001 included $5,000 related to the former president of the Company, who was engaged on a part-time basis under a consulting agreement that provided for annnual compensation of $20,000. This arrangement was terminated by mutual agreement effective June 30, 2001, and in September 2001 this individual resigned as president but remains on the Board of Directors. An additional $7,440 in 2001 represents amortization of deferred compensation of charges resulting from the grant of stock options in 1997 to the president by the Company's principal shareholder. Amortization of the related charges ended in December 2001.








                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits:

         4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)


  (b)    Reports on Form 8-K:

       On January 15, 2002, the Registrant filed a Current Report on Form 8-K to disclose the prospects of receiving one or more funded contracts in the near future for application of its heavy fuel engine technology, and to disclose that it would need to raise additional capital.

       On February 6, 2002, the Registrant filed a Current Report on Form 8-K to disclose that feasibility testing of its SCRI combustion technology by a major international truck engine manufacturer had not attained the performance achieved by Sonex in a single-cylinder laboratory diesel engine. The Registrant expressed confidence that with the appropriate comprehensive test program and sufficient funding, the SCRI for vehicular diesel engines could be realized.

       On April 4, 2002, the Registrant filed a Current Report on Form 8-K to disclose that it had raised capital of $60,000 and had been awarded a $92,000 contract for application of its heavy fuel engine technology.



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


May 15, 2002