Form 10QSB
period 2002-06-30
SONEX RESEARCH INC
filed 2002-08-14
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002.




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

                                            YES   [x]       NO   [ ]



There were 21,588,669 shares of the Issuer's $.01 par value Common Stock outstanding at August 14, 2002.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing in this Form 10-QSB Quarterly Report of Sonex Research, Inc. (the "Company") as of June 30, 2002. These financial statements are the responsibility of the Company's management.

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


C. L. STEWART & COMPANY

Annapolis, Maryland
August 7, 2002


                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30 ,   December 31,
                           ASSETS                        2002          2001
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     21,158  $      3,355
 Accounts receivable                                        7,055        37,828
 Prepaid expenses                                          23,800        25,783
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                    74,513        89,466

Notes receivable from officers and employees               20,300        18,125

Patents and technology, net of accumulated
  amortization of $55,555 in 2002 and
  $44,638 in 2001                                         207,172       204,088

Property and equipment, net of accumulated
  depreciation of $448,272 in 2002 and
  $434,031 in 2001                                         49,877        57,249
                                                     ------------  ------------
           Total assets                              $    351,862  $    368,928
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     45,231  $     46,923
 Convertible note to shareholder                            6,000
 Accrued compensation and benefits                        303,753       221,228
                                                     ------------  ------------
     Total current liabilities                            354,984       268,151
                                                     ------------  ------------

Deferred compensation                                     881,494       857,944
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 21,584,669 in 2002 and
   21,212,669 in 2001                                     215,847       212,127
 Additional paid-in capital                            21,400,982    21,334,577
 Accumulated deficit                                  (22,516,845)  (22,319,271)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (884,616)     (757,167)

Commitments (Note 9)
                                                     ------------  ------------
   Total liabilities and stockholders' equity        $    351,862  $    368,928
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited) Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    2002        2001        2002        2001
                                 ----------  ----------  ----------  ----------

Revenue
 Defense                         $   50,647  $   33,774  $   86,517  $   33,774
 Commercial                          		 25,000          		 50,000
                                 ----------  ----------  ----------  ----------

                                     50,647      58,774      86,517      83,774
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     15,322      12,103      40,869      21,424
 Research & development              57,589	142,893     129,024     274,769
 General & administrative            51,821	 68,612     116,311     147,262
                                 ----------  ----------  ----------  ----------
                                    124,732     223,608     286,274     443,455
                                 ----------  ----------  ----------  ----------

Net loss from operations             74,085     164,834     199,757     359,681

Investment and other income          (2,175)       (204)     (2,183)     (1,162)
                                 ----------  ----------  ----------  ----------

Net loss                             71,910	164,630     197,574     358,519

Accumulated deficit

 Beginning                       22,444,935  21,822,805  22,319,271  21,628,916
                                 ----------  ----------  ----------  ----------

 End                            $22,516,845 $21,987,435 $22,516,845 $21,987,435
                                 ==========  ==========  ==========  ==========

Weighted average
 number of shares
 outstanding                     21,578,867  20,002,246  21,402,746  19,746,117
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.003       $.008       $.009       $.018
                                      =====       =====       =====       =====





    The accompanying notes are an integral part of the financial statements.


                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)

                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 2000        1,540,001$15,400 18,008,169$180,082 $20,430,476

February exercise of
 warrants                   .35                     285,000   2,850      96,900
March for services          .40                      24,130     241      10,125
June exercise of warrants   .375                    196,667   1,967      71,783
June exercise of warrants
 for notes                  .375                     48,333     483      17,642
June for services           .41                      31,538     315      12,695
September for services      .24                      56,877     569      13,181
December private placement  .25                     775,000   7,750     186,000
December for services       .25                      54,154     542      12,996
Stock option compensation                                                45,875
Amortization of deferred
 compensation from grant of
 stock options                                                           29,764
                                --------- ------ ---------- -------  ----------
Balance, December 31, 2000      1,540,001 15,400 19,479,868 194,799  20,927,437

March private placement     .25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .20                     325,000   3,250      61,750
June for services           .29                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
October private
 placement                  .15                     750,000   7,500     105,000
December for services       .25                      53,308     533      12,794
December forgiveness
 of payables                                                 		 10,000
Stock option compensation                                                42,120
Amortization of deferred
 compensation from grant of
 stock options                                       				 29,761
                                --------- ------ ---------- -------  ----------
Balance, December 31, 2001      1,540,001 15,400 21,212,669 212,127  21,334,577

March private placement     .15                     360,000   3,600      50,400
May for services		    .25			     12,000     120       2,880
Stock option compensation                                                13,125
                                --------- ------ ---------- -------  ----------

Balance, June 30, 2002          1,540,001$15,400 21,584,669$215,847 $21,400,982
                                ========= ====== ========== ======= ===========

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------


Cash flows from operating activities
 Net loss                                             $  (197,574)  $  (358,519)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation                                             7,800		  9,000
   Amortization of patents                                  8,400		 30,568
   Amortization of deferred compensation
    from grant of stock options                            			 14,880
   Current charges paid in stock or options                16,125		 44,130
   Accrued interest on notes receivable from employees     (2,175)
   (Increase) decrease in accounts receivable receivable   30,773        (6,434)
   (Increase) decrease in prepaid expenses                  1,983		  1,319
   Increase (decrease) in accrued liabilities              80,833		 48,758
   Increase (decrease) in deferred compensation            23,550		 23,551
                                                      -----------    ----------
Net cash used in operating activities                     (30,285)     (192,747)
                                                      -----------    ----------
Cash flows from investing activities
 Acquisition of property and equipment                       (428)
 Additions to patents                                     (11,484)	(20,564)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (11,912)	(20,564)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of convertible note				 		6,000
 Issuance of stock - private placement                     54,000		171,250
                                                      -----------    ----------
Net cash provided by financing activities                  60,000		171,250
                                                      -----------    ----------

Increase (decrease) in cash                                17,803		(42,061)

Cash
   Beginning of period                                      3,355		 89,306
                                                      -----------   -----------
   End of period                                      $    21,158	  $    47,245
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

Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


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

As further described in Note 10, in July 2002 the Company was awarded a subcontract with initial funding of $200,000 from a military prime contractor. A payment of $25,000 due upon the issuance of the subcontract was received in early August 2002. Following the award of this subcontract, the Company obtained a $30,000, six-month loan from one of its shareholders, with repayment of the loan secured by revenues from the subcontract.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until sometime during the fourth quarter of 2002. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; however, the Company has high expectations of receiving one or more additional revenue-generating contracts from the military in the near future.


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


NOTE 5 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation consists of the following amounts payable to current and former employees:

                                          June 30,           December 31,
                                            2002                 2001
                                       --------------       --------------

   Accrued wages                       $      176,333       $       70,536
   Accrued consulting fees			     18,317			   9,692
   Accrued bonuses                             55,000               83,000
   Accrued vacation pay                        54,103               58,000
                                       --------------       --------------

                                       $      303,753       $      221,228
                                       ==============       ==============


Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $151,342 are included in the total of accrued wages as of June 30, 2002. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6. Similar arrangements exist for consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development on a part-time basis.

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

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. Such amounts are payable upon termination of employment and are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6. The amount of accrued vacation included above that was payable to the Company's officers at June 30, 2002 and December 31, 2001 was $40,141 and $41,406, respectively.



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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                June 30,         December 31,
                                                  2002               2001
                                             --------------     --------------

    Current officers                         $      548,887     $      525,337
    Current employees and consultants                62,088             62,088
    Former officers and other employees             270,519            270,519
                                             --------------     --------------

                                             $      881,494     $      857,944
                                             ==============     ==============


The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to June 30, 2003. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

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


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through June 2012.

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

From January 1, 2002 through June 30, 2002, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2002    4,534,316   $.46      3,919,316     $.49

    Granted					132,812    .25
    Becoming exercisable 					    165,312      .25
    Exercised
    Lapsed                         (539,250)   .50       (508,000)     .50
                                  ---------             ---------

Unexercised at June 30, 2002      4,127,878   $.46      3,576,628     $.45
                                  =========   ====      =========     ====


Common stock reserved for future issuance

At June 30, 2002, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
              -----------------------------                 ------------

Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                             ----------
                                                                992,500


      Currently exercisable options                           3,576,628
      Granted options becoming exercisable in the future        551,250
      Options available for future grants                     1,936,454
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                             ----------

         Total shares reserved                               11,516,832
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


NOTE 10 - SUBSEQUENT EVENTS

Late in July 2002, the Company was awarded a subcontract with initial funding of $200,000 from a prime contractor for the Department of Defense (DoD) to begin the conversion of a commercially available gasoline engine to start and operate on standard military fuels (also referred to as "heavy fuels") for use in an unmanned aerial vehicle weapon system. A payment of $25,000 due upon the issuance of the subcontract was received in early August 2002. The initial subcontract funding permits a multi-phase program to begin immediately. The Company expects, although there is no assurance, that the remaining funds needed to complete the design and testing process to achieve a heavy fuel engine prototype will be approved by the DoD sponsor later this year.

Following the award of this subcontract, the Company obtained a $30,000 loan from one of its shareholders, with repayment of the loan secured by revenues from the subcontract. The loan, bearing interest at 8%, is payable on January 31, 2003.








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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of August 14, 2002, there were 21,588,669 shares of Common Stock issued and outstanding, with an additional 11,516,832 shares reserved for future issuance as follows: 4,400,000 shares issuable upon the conversion of preferred stock; 6,064,332 shares issuable under the Company's Stock Option Plan; 992,500 shares issuable upon the exercise of warrants; and 60,000 issuable upon the conversion of notes payable.


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

As of August 14, 2002, the Company has four full-time and one-part-time employees, and engages the part-time services of a consultant who serves as its director of business development and manager of government programs. The Company also engages the services of several other consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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

Recently one the world's leading engine engineering and powertrain consulting firms, Ricardo Consulting Engineers of the U.K., confirmed the soot reduction capability of the SCS "Low Soot" design in a DI diesel engine used in medium-duty trucks. Ricardo published the findings in a technical paper presented at the Society of Automotive Engineers' May 2002 Fuels and Lubes Conference. Ricardo is currently introducing the SCS "Low Soot" design results to engine manufacturers and piston suppliers while Sonex continues its own efforts in that regard.


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

Sonex HFEs achieve power and fuel consumption substantially equal to that of the stock gasoline engines. The Company has performed HFE conversions for various sizes of small gasoline engines for UAVs, and expects to be awarded additional contracts from the U.S. Department of Defense (DoD) and or its prime contractors, although there can be no assurance.

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



Financial position and liquidity

Because of continuing cash flow difficulties, since the fall of 2001 the Company's officers have received only a small portion of the cash compensation due them. In December 2001 Sonex took steps to reduce further its monthly cash requirements by eliminating one full-time position in its shop and by restructuring compensation arrangements with its part-time consultants. A second full-time position became vacant at the end of February 2002.

As of June 30, 2002, the Company had available cash and equivalents of $21,158 and accounts receivable of $7,055. In July 2002 the Company was awarded a subcontract with initial funding of $200,000 from a military prime contractor. A payment of $25,000 due upon the issuance of the subcontract was received in early August 2002. Following the award of this subcontract, the Company obtained a $30,000, six-month loan from one of its shareholders, with repayment of the loan secured by revenues from the subcontract.

Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $151,342 are included in the total of accrued wages as of June 30, 2002. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay such accrued wages as soon as cash flow permits. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6 to the accompanying financial statements.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until sometime during the fourth quarter of 2002. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives. If these objectives are not achieved, the Company will have to reduce the scope of its operations even further, primarily by laying off its remaining employees and, possibly, by abandoning its facility. These circumstances could lead to bankruptcy as well.

The Company has high expectations, however, of receiving one or more additional revenue-generating contracts from the military in the near future for heavy fuel engine development. Once such contracts are secured, the Company will supplement its workforce as needed with part-time personnel before defining and filling full-time positions. Sonex also intends to seek a commercial marketing partner experienced in dealing with the industry on state-of-the-art technological developments. In addition, in May 2002 the Company engaged the services of a professional investor relations firm to develop, implement and maintain an ongoing program to increase the investment community's awareness of Sonex activities.




Results of operations

A net loss of $197,574 was recorded for the first six months of 2002, as compared to $358,519 for the corresponding period in 2001, a decrease of $160,945. The decrease in the loss was due primarily to substantially lower personnel costs in 2002 versus 2001, resulting from a reduction in the workforce.

       Revenue and cost of revenue:


                                                    Six months ended
                                                        June 30,
                                             ------------------------------
                                                 2002             2001
                                             ------------     -------------

       Defense revenue                       $     86,517	  $	   33,774
       Commercial revenue                                            50,000
                                             ------------     -------------
                                             $     86,517     $      83,774
                                             ============     =============

       Cost of revenue                       $     40,869     $      21,424
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


       Research and development (R&D) expenses:

R&D expenses for the first six months of the year decreased by $145,675, or 53%, from $274,769 in 2001 to $129,094 in 2002, almost entirely due to lower personnel costs. Net R&D personnel costs, after reclassification of amounts charged to cost of revenue, decreased by $117,095, or 60%, from $194,901 in 2001 to $77,806 in 2002. Amounts charged to cost of revenue were $17,326 in 2001 and $38,625 in 2002, resulting in total R&D personnel costs before reclassification of $212,227 in 2001 and $116,431 in 2002, a decrease of $95,796, or 45%.

The decrease in overall R&D personnel costs resulted from a reduction in the workforce, including consultants, which was placed in effect late in 2001 and continued into the first quarter of 2002. Salaries and wages decreased by $54,662, and payroll taxes and benefits decreased by $11,988. The Company discontinued its consulting agreement at the end of 2001 with the individual residing in Europe who served as R&D Supervisor and International Liaison Officer. This individual was compensated in the form of restricted stock and cash, with related charges totaling $33,433 in the first half of 2001. Charges for other consultants and temporary personnel increased $4,287 from 2001 to 2002.

Another decrease of $18,961 from the first half of 2001 to 2002 resulted from lower charges for the write-off of unamortized costs of patents abandoned, from $21,368 in 2001 to $2,407 in 2002. In addition, project parts and supplies, which include engine parts and other items used or consumed in engine testing and in the machine shop, decreased $7,952, from $14,082 in for the first half 2001 to $6,130 in 2002.


       General and administrative (G&A) expenses:

Total G&A expenses for the first six months of the year decreased by $30,951, or 21%, from $147,262 in 2001 to $116,311 in 2002. The largest expense category, personnel costs, accounted for most of the reduction in total G&A expenses.

Personnel costs decreased $29,884, from $108,250 in 2001 to $78,366 in 2002, or 28%, primarily as a result of lower charges for consulting services, which declined by $13,156 from $40,656 in 2001 to $27,500 in 2002. Charges for consulting services for the first half of 2001 included $10,000 related to the former president of the Company, who was engaged on a part-time basis under a consulting agreement that provided for annual compensation of $20,000. This arrangement was terminated by mutual agreement effective June 30, 2001, and in September 2001 this individual resigned as president but remains on the Board of Directors. An additional $14,880 in 2001 represents amortization of deferred compensation of charges resulting from the grant of stock options in 1997 to the president by the Company's principal shareholder. Amortization of the related charges ended in December 2001.

Professional fees increased $6,642, from $14,373 in 2001 to $20,835 in 2002, or 45%, because during the second quarter of 2002 the Company engaged the services of an investor relations firm. Such charges totaled $6,745 in 2002 while there were no related charges in 2001.

























                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits:

         4 Instruments defining the rights of security holders (contained in the Articles of Incorporation and By-laws, as amended, filed with the 1992 Annual Report on Form 10-KSB)

         A   Certification pursuant to 18 U.S.C. Section 1350, as adopted
		 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

	 On April 4, 2002, the Registrant filed a Current Report on Form 8-K to disclose that it had raised capital of $60,000 and had been awarded a $92,000 contract for application of its heavy fuel engine technology.

       On May 28, 2002, the Registrant filed a Current Report on Form 8-K to report that there had been no adverse developments to account for the recent and sudden decline in the price of the Registrant's common stock, and that management remains confident in the Registrant's prospects.

       On June 24, 2002, the Registrant filed a Current Report on Form 8-K to disclose the engagement of The Scottsdale Group as its investor relations consultant.



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

                                 SONEX RESEARCH, INC.
                                  (Registrant)


                                            /s/ George E. Ponticas
                                         ----------------------------
                                by:      George E. Ponticas
                                         Chief Financial Officer


August 14, 2002






					EXHIBIT A

                       CERTIFICATION PURSUANT TO
             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10- QSB for the quarter ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               SONEX RESEARCH, INC.



         /s/ Andrew A. Pouring                       /s/ George E. Ponticas
         ------------------------                    ------------------------
         Andrew A. Pouring                           George E. Ponticas
         Chief Executive Officer                     Chief Financial Officer



August 14, 2002