Form 10QSB
period 2002-09-30
SONEX RESEARCH INC
filed 2002-11-18
CIK 723312

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002




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

                                            YES   [x]       NO   [ ]



There were 21,592,669 shares of the Issuer's $.01 par value Common Stock outstanding at November 18, 2002.







                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (Unaudited)



                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sonex Research, Inc.

We have reviewed the condensed financial statements appearing in this Form 10-QSB Quarterly Report of Sonex Research, Inc. (the "Company") as of September 30, 2002. These financial statements are the responsibility of the Company's management.

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


C. L. STEWART & COMPANY

Annapolis, Maryland
November 13, 2002






                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     September 30, December 31,
                           ASSETS                        2002          2001
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     45,225  $      3,355
 Accounts receivable                                       28,989        37,828
 Prepaid expenses                                          22,938        25,783
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   119,652        89,466

Notes receivable from officers and employees               20,572        18,125

Patents and technology, net of accumulated
  amortization of $59,155 in 2002 and
  $44,638 in 2001                                         204,962       204,088

Property and equipment, net of accumulated
  depreciation of $451,872 in 2002 and
  $434,031 in 2001                                         54,901        57,249
                                                     ------------  ------------
           Total assets                              $    400,087  $    368,928
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     59,696  $     46,923
 Note payable to shareholder					     30,632
 Convertible note to shareholder                            6,184
 Accrued compensation and benefits                        356,745       221,228
                                                     ------------  ------------
     Total current liabilities                            453,257       268,151
                                                     ------------  ------------
Deferred compensation                                     894,175       857,944
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 21,592,669 in 2002 and
   21,212,669 in 2001                                     215,927       212,127
 Additional paid-in capital                            21,410,902    21,334,577
 Accumulated deficit                                  (22,589,574)  (22,319,271)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                  (947,345)     (757,167)

Commitments (Note 10)                                ------------  ------------
   Total liabilities and stockholders' equity        $    400,087  $    368,928
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.

                              SONEX RESEARCH, INC..
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                    2002        2001        2002        2001
                                 ----------  ----------  ----------  ----------

Revenue
 Defense/government              $  120,308  $   79,936  $  206,825  $  113,710
 Commercial                                      50,000                 100,000
                                 ----------  ----------  ----------  ----------

                                    120,308     129,936     206,825     213,710
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                     37,952      44,552      78,821      65,976
 Research and development            66,671     100,083     195,765     374,852
 General and administrative          88,688      84,390     204,999     231,652
                                 ----------  ----------  ----------  ----------
                                    193,311     229,025     479,585     672,480
                                 ----------  ----------  ----------  ----------

Net loss from operations             73,003      99,089     272,760     458,770

Investment and other income            (274)       (116)     (2,457)     (1,278)
                                 ----------  ----------  ----------  ----------

Net loss                             72,729      98,973     270,303     457,492

Accumulated deficit

 Beginning                       22,516,845  21,987,435  22,319,271  21,628,916
                                 ----------  ----------  ----------  ----------

 End                            $22,589,574 $22,086,408 $22,589,574 $22,086,408
                                 ==========  ==========  ==========  ==========

Weighted average number of
 shares outstanding              21,621,734  20,342,731  21,476,544  19,947,173
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.003       $.005       $.013       $.023
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




                             (continued on next page)




                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL


                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

                           (continued from previous page)

Balance, January 1, 2002        1,540,001$15,400 21,212,669$212,127 $21,334,577
March private placement     .15                     360,000   3,600      50,400
May for services		    .25			     12,000     120       2,880
July for services		    .25			      8,000      80       1,920
Stock option compensation                                                21,125
                                --------- ------ ---------- -------  ----------

Balance, Sept. 30, 2002         1,540,001$15,400 21,592,669$215,927 $21,410,902
                                ========= ====== ========== ======= ===========































    The accompanying notes are an integral part of the financial statements.



                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                      -------------------------
                                                           2002          2001
                                                           ----          ----
Cash flows from operating activities
 Net loss loss                                        $  (270,303)  $  (457,492)
 Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation							     11,400        13,500
   Amortization of patents                                 14,407        37,853
   Amortization of deferred compensation
      from grant of stock options                                        22,321
   Current charges paid in stock or options                26,125        69,380
   Accrued interest on notes receivable from employees     (2,447)
   (Increase) decrease in accounts receivable               8,839       (67,596)
   (Increase) decrease in prepaid expenses                  2,844          (814)
   Increase (decrease) in accrued liabilities             148,291       107,245
   Increase (decrease) in deferred compensation            36,231        36,230
                                                       ----------    ----------
Net cash used in operating activities                     (24,613)     (239,373)
                                                       ----------    ----------
Cash flows from investing activities
 Acquisition of property and equipment 			     (9,052)       (1,985)
 Additions to patents                                     (15,281)      (22,011)
                                                       ----------    ----------
Net cash used in investing activities                     (24,333)      (23,996)
                                                       ----------    ----------

Cash flows from financing activities
 Issuance of convertible note				 		6,184
 Issuance of note payable to shareholder  	           30,632
 Issuance of stock - private placement   		           54,000       176,250
                                                       ----------    ----------
Net cash provided by financing activities                  90,816       176,250
                                                       ----------    ----------

Increase (decrease) in cash					     41,870       (87,119)

Cash
   Beginning of period           			            3,355        89,306
                               			       ----------    ----------
   End of period             				       $   45,225    $    2,187
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

Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


NOTE 3 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the ongoing deferral by its officers of portions of their salaries.

As described in Note 11, the Company was awarded a $744,246 contract in October 2002 from the Department of Defense (DoD), with the first milestone payment of approximately $154,000 expected to be received by the end of November 2002. Revenues from this and a previous contract from a DoD prime contractor are expected to provide sufficient cash to fund the Company's operating requirements for the next several months.

Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $188,664 are included in the total of accrued wages as of September 30, 2002 in the accompanying unaudited balance sheet. The continued deferral of portions of current wages by the Company's officers is expected to end in December 2002; however, wages accrued to date are payable upon demand. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations at least through June 30, 2003. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives. In October 2002 the Company engaged the services of a local venture capital consultant to assist in the recruiting of qualified personnel and/or firms to supplement the Company's management capabilities and position itself to consider viable strategic opportunities.


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


NOTE 5 - NOTES PAYABLE TO SHAREHOLDER

In connection with a private placement in March 2002 as detailed in Note 9, the Company issued a note, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note was first extended to September 30, 2002, and has since been extended to January 31, 2003. The note has an interest rate of 6%, with a total of $184 in interest having accrued through September 30, 2002.

In late July 2002 upon award of a $200,000 military subcontract, the Company obtained a $30,000 loan from this same shareholder, with repayment secured by revenues from the subcontract. The note, which is payable on January 31, 2003, has an interest rate of 8%, with a total of $632 in interest having accrued through September 30, 2002.


NOTE 6 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation consists of the following amounts payable to current and former employees:

                                          September 30,         December 31,
                                              2002                 2001
                                         --------------       --------------

   Accrued wages                         $      217,126       $       70,536
   Accrued consulting fees                       27,345                9,692
   Accrued bonuses                               55,000               83,000
   Accrued vacation pay                          57,274               58,000
                                         --------------       --------------

                                         $      356,745       $      221,228
                                         ==============       ==============


Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $188,664 are included in the total of accrued wages as of September 30, 2002. The continued deferral of portions of current wages by the Company's officers is expected to end in December 2002; however, wages accrued to date are payable upon demand. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7. Similar arrangements exist for consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development on a part-time basis.

In December of each of the last three years, the Company awarded bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. During 2001 the Company paid $12,500 of the bonuses accrued as of the previous year-end, portions of which payments represented the conversion of accrued bonuses to equity. In connection with a private placement in March 2002 as detailed in Note 9, the Company paid $22,500 of accrued bonuses through the conversion of such amounts to equity.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. Such amounts are payable upon termination of employment and are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7. The amount of accrued vacation included above that was payable to the Company's officers at September 30, 2002 and December 31, 2001 was $42,245 and $41,406, respectively.


NOTE 7 - DEFERRED COMPENSATION

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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                              September 30,      December 31,
                                                  2002               2001
                                             --------------     --------------


    Current officers                         $      561,568     $      525,337
    Current employees and consultants                62,088             62,088
    Former officers and other employees             270,519            270,519
                                             --------------     --------------

                                             $      894,175     $      857,944
                                             ==============     ==============

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to September 30, 2003. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 8 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2001, the Company had net operating loss and capital loss carryforwards of approximately $14.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Since 1995 net operating loss carryforwards aggregating $4,781,634 have expired unused, as have capital loss carryforwards of $201,681. Net operating loss carryforwards of approximately $1,838,000 and capital loss carryforwards of approximately $133,000 are scheduled to expire at the end of 2002.


NOTE 9 - STOCKHOLDERS' EQUITY

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 2002, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through September 2012.

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

From January 1, 2002 through September 30, 2002, the Company had the following activity in options to purchase shares of common stock under the Plan:


  Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2002    4,534,316   $.46      3,919,316     $.49

    Granted					211,562    .25
    Becoming exercisable 					    306,562      .30
    Exercised
    Lapsed                         (539,750)   .50       (508,500)     .50
                                  ---------             ---------

Unexercised at Sept. 30, 2002     4,206,128   $.45      3,717,378     $.47
                                  =========   ====      =========     ====


Common stock reserved for future issuance

At September 30, 2002, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
              -----------------------------                 ------------

Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                             ----------
                                                                992,500


      Currently exercisable options                           3,717,378
      Granted options becoming exercisable in the future        488,750
      Options available for future grants                     1,858,204
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                             ----------

         Total shares reserved                               11,516,832
                                				       ==========


NOTE 10 - COMMITMENTS

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




NOTE 11 - SUBSEQUENT EVENTS

In October 2002 the Company was awarded a $744,246 contract from the Defense Advanced Research Projects Agency (DARPA) to begin the design and development of a heavy fuel conversion process for a gasoline automotive engine for potential use in an experimental helicopter-type unmanned aerial vehicle (UAV). The first milestone payment from DARPA of approximately $154,000 is expected to be received by the end of November 2002.




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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of November 14, 2002, there were 21,592,669 shares of Common Stock issued and outstanding, with an additional 11,516,832 shares reserved for future issuance as follows: 4,400,000 shares issuable upon the conversion of preferred stock; 6,064,332 shares issuable under the Company's Stock Option Plan; 992,500 shares issuable upon the exercise of warrants; and 60,000 issuable upon the conversion of notes payable.


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

The SCS processes for DI engines are applicable to: (1) classical diesels as a means to reduce particulate emissions with no fuel consumption increase and, if used in conjunction with high levels of exhaust gas recirculation (EGR), to reduce oxides of nitrogen (NOx) and soot with a slight fuel consumption increase; and (2) gasoline combustion based on compression ignition and high rates of heat release ("lean burn-fast burn") at normal gasoline engine peak cylinder pressures to improve fuel economy with the potential to reduce emissions to EPA Tier II criteria.

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

SCS reductions of soot in diesel truck engines have been confirmed by an independent engine consulting firm. SCS diesel engine designs require very little engine modification, and should provide cost advantages over complex exhaust aftertreatment devices. Evidence to date indicates that the SCS is a significant new engine design variable, and that the synergy of the SCS in combination with EGR can reduce aftertreatment measures and enable in-cylinder emissions reduction to meet future regulatory standards.

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

Sonex is seeking committed business partners for further technical development and marketing of the various SCS engine applications. Sonex believes that having one or more such partners experienced in dealing with the engine and automotive industries on state-of-the-art technological developments is a key to the commercial acceptance of the SCS technology in the form of revenue-generating license agreements for industrial production of SCS components. Currently, contracts to Sonex from the U.S. Department of Defense (DoD) and its prime contractors involve development efforts that should provide definitive conclusions as to the commercial viability of the patented SCS technology for in-cylinder control of ignition and combustion.

As of November 18, 2002, the Company has seven full-time employees and one-part-time employee, and engages the part-time services of a consultant who serves as its director of business development and manager of government programs. The Company also engages the services of several other consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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

The SCS "Low Soot" design, based on the Sonex U.S. patents issued in January 1999 and January 2001, is a recent invention in the series for the SCS for "classical" DI diesel engines and involves re-arrangement of SCS features to exploit new fundamental understandings of fluid dynamics. The SCS "Low Soot" design has shown significant reductions in soot and NOx while maintaining fuel consumption and power. The key feature of the SCS DI diesel technology is the presence of improved MCs in the piston which produce and conserve intermediate and radical chemical species from a small portion of the incoming fuel. The expulsion of these materials at high velocity enhances turbulence mixing, achieving better than a 50% soot reduction and a 10% NOx reduction in the Sonex single cylinder, DI, normally aspirated research engine with no change in injection timing. Sonex has also demonstrated that the SCS technology can be transferred to a modern turbocharged, intercooled DI diesel engine.

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


Heavy fuel engines: The Company, in its laboratory and under contract with the U.S. military and defense contractors, also has applied a proprietary patented SCS starting system and modified combustion chamber to the conversion of reliable, lightweight, SI, two-stroke, gasoline engines to start and operate on JP-5/JP-8 standard military fuels (also referred to as "heavy fuels") in a variety of applications such as small, remotely controlled military UAVs. The military now requires such engines to operate on less volatile heavy fuels to reduce the hazard associated with gasoline, making HFEs more suitable for applications where gasoline storage and use are undesirable. The requirement for a single military fuel is also a logistics issue, as the military seeks to minimize the number and complexity of fuels. Sonex HFEs achieve power and fuel consumption substantially equal to that of the stock gasoline engines. The Company has performed HFE conversions for various sizes of small gasoline engines for UAVs, and is now working on the conversion of larger gasoline engines.

In late July 2002 the Company was awarded initial funding of $200,000 under a subcontract from Science Applications International Corporation (SAIC) of San Diego, to begin the conversion of a commercially available gasoline engine of approximately 75 horsepower to start and operate on heavy fuels for use in a UAV weapon system. SAIC, a leader in the development of advanced gun weapon systems including launchers and smart projectiles, is the DoD prime contractor for LEWK (Loitering Electronic Warfare Killer), a joint program endorsed and funded by the Air Force, Navy, Army, and Marine Corps. The objective of the LEWK program, an Advanced Concept Technology Demonstration (ACTD), is to develop and demonstrate the military utility of a low cost flying "truck", or loitering UAV, system with a 200-pound payload, capable of providing several hours of continuous EW jamming and loitering "on-demand" warhead delivery.

In October 2002 the Company was awarded a $744,246 contract from the Defense Advanced Research Projects Agency (DARPA) to begin the design and development of an HFE conversion process for a gasoline automotive engine for potential use in the A160 Hummingbird, an experimental helicopter-type UAV under development as part of the joint DARPA/Army Future Combat Systems (FCS) program. The contract program with DARPA will focus on the SCRI process to convert an existing SI, four-stroke, gasoline engine to heavy fuel operation.


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


Financial position and liquidity

As of September 30, 2002, the Company had available cash and equivalents of $45,225 and accounts receivable of $28,989 related to the subcontract awarded in late July 2002 by SAIC, which amounts were collected during October 2002. The first milestone payment from the October 2002 DARPA conract of approximately $154,000 is expected to be received by the end of November 2002. With the receipt of the SAIC and DARPA contracts, the Company has supplemented its workforce by hiring additonal full-time and part-time personnel. Revenue from these two contracts, performance on which will extend well into 2003, is expected to provide sufficient cash to fund the Company's operating requirements for the next several months.

Since early 2001, the Company's officers have voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Such wages payable to the Company's officers totaling $188,664 are included in the total of accrued wages as of September 30, 2002 in the accompanying unaudited financial statements. The continued deferral of portions of current wages by the Company's officers is expected to end in December 2002; however, wages accrued to date are payable upon demand. The amount and timing of such payments will be determined at the discretion of the Company's officers, as these accrued wages are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7 to the accompanying unaudited financial statements.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations at least through June 30, 2003. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives. In October 2002 the Company engaged the services of a local venture capital consultant to assist in the recruiting of qualified personnel and/or firms to supplement the Company's management capabilities and position itself to consider viable strategic opportunities.


Results of operations

A net loss of $270,303 was recorded for the first nine months of 2002, as compared to $457,492 for the corresponding period in 2001, a decrease of $187,189, or 41%. The decrease in the loss was due primarily to substantially lower personnel costs in 2002 versus 2001, resulting from a reduction in the workforce.


       Revenue and cost of revenue:


                                                Nine months ended
                                                  September 30,
                                              2002           2001
                                           ----------     ----------

       Defense/government revenue          $  206,825     $  113,710
       Commercial revenue                                    100,000
                                           ----------     ----------
                                           $  206,825     $  213,710
                                           ==========     ==========

       Cost of revenue                     $   78,821     $   65,976
                                           ==========     ==========


Defense/government contracts relate to the Company's technology for conversion of commercial gasoline fueled engines used in UAVs and the like to heavy fuel operation. Such revenue increased by $93,115 from 2001 to 2002, primarily as a result of the receipt in late July 2002 of the SAIC contract for the LEWK UAV. Revenue from this contract recognized during the third quarter of 2002 totaled $105,133.

Commercial revenue earned in connection with the Company's DI diesel engine piston technology is subject to the negotiated amount, if any, that an engine manufacturer is willing to provide in funding to partially offset the development costs incurred by the Company in applying its technology to one of the manufacturer's engines. All of the commercial revenue for 2001 was recognized in connection with a development and demonstration program with a foreign diesel engine manufacturer for the Sonex SCRI application. In 2002 the manufacturer declined to continue with the program.

Cost of revenue primarily consists of direct labor charges and direct purchases attributable to funded programs.


       Research and development (R&D) expenses:

R&D expenses for the first nine months of the year decreased by $179,087, or 48%, from $374,852 in 2001 to $195,765 in 2002, almost entirely due to lower personnel costs. Net R&D personnel costs, after reclassification of amounts charged to cost of revenue, decreased by $137,483, or 53%, from $257,249 in 2001 to $119,766 in 2002. Amounts charged to cost of revenue were $61,130 in 2001 and $63,613 in 2002, resulting in total R&D personnel costs before reclassification of $318,379 in 2001 and $183,379 in 2002, a decrease of $135,000, or 42%.

The decrease in overall R&D personnel costs resulted from a reduction in the workforce, including consultants, which was placed in effect late in 2001 and continued into the first quarter of 2002. Salaries and wages decreased by $80,882, and payroll taxes and benefits decreased by $19,118. The Company discontinued its consulting agreement at the end of 2001 with the individual residing in Europe who served as R&D Supervisor and International Liaison Officer. This individual was compensated in the form of restricted stock and cash, with related charges totaling $47,974 in the first nine months of 2001. Charges for other consultants and temporary personnel increased $12,974 from 2001 to 2002.

Another decrease of $20,846 from the first nine months of 2001 to 2002 resulted from lower charges for the write-off of unamortized costs of patents abandoned, from $23,253 in 2001 to $2,407 in 2002. In addition, project parts and supplies, which include engine parts and other items used or consumed in engine testing and in the machine shop that are not charged to cost of revenue, decreased $14,379, from $19,120 in the first nine months of 2001 to $4,741 in 2002. Total depreciation and patent amortization decreased from $28,100 in 2001 to $23,400 in 2002, or $4,700. Other expenses in total decreased by $1,679 from 2001 to 2002.


       General and administrative (G&A) expenses:

Total G&A expenses for the first nine months of the year decreased by $26,653, or 12%, from $231,652 in 2001 to $204,999 in 2002. The largest expense category, personnel costs, accounted for most of the reduction in total G&A expenses.

Personnel costs decreased $35,690, from $161,812 in 2001 to $126,122 in 2002, or 22%. Specifically, consulting services declined by $15,205, from $59,101 in 2001 to $43,896 in 2002. Charges for consulting services for the first nine months of 2001 included $10,000 related to the former president of the Company, who was engaged on a part-time basis under a consulting agreement that provided for annual compensation of $20,000. This arrangement was terminated by mutual agreement effective June 30, 2001, and in September 2001 this individual resigned as president but remains on the Board of Directors. An additional
$22,321 in 2001 represents amortization of deferred compensation of charges resulting from the grant of stock options in 1997 to the president by the Company's principal shareholder. Amortization of the related charges ended in December 2001. Total salaries and benefits increased $1,836,or 2%, from $80,390 in 2001 to $82,226 in 2002,

Professional fees increased $16,412, from $17,579 in 2001 to $33,991 in 2002, or 93%, primarily because during the second quarter of 2002 the Company engaged the services of an investor relations firm. Such charges totaled $13,682 in 2002, including $5,000 paid in the form of restricted stock, while there were no related charges in 2001. Other expenses in total decreased from $52,261 in 2001 to $44,886 in 2002, or $7,375.



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


  (b)  Reports on Form 8-K:

       On August 5, 2002, the Registrant filed a Current Report on Form 8-K to disclose that it had been awarded a $200,000 contract for application of its heavy fuel engine technology.

       On September 3, 2002, the Registrant filed a Current Report on Form 8-K containing a copy of the Letter to Shareholders that would appear in the Registrant's 2001 Annual Report to be included in proxy materials for the 2002 Annual Meeting of Shareholders scheduled for October 9, 2002.






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


November 18, 2002


					EXHIBIT A

                       CERTIFICATION PURSUANT TO
             18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10- QSB for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



November 18, 2002