Form 10QSB
period 2003-03-31
SONEX RESEARCH INC
filed 2003-05-20
CIK 723312

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


                         Commission file number 0-14465




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

                                            YES   [x]       NO   [ ]



There were 21,592,669 shares of the Issuer's $.01 par value Common Stock outstanding at May 14, 2003.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of March 31, 2003 and December 31, 2002

Statements of operations and accumulated deficit for the three-month periods ended March 31, 2003 and 2002

Statements of paid-in capital for the period January 1, 2001 through March 31, 2003

Statements  of cash flows for the  three-month  periods ended March 31, 2003 and
2002

Notes to financial statements



































                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                                       March 31,   December 31,
                           ASSETS                        2003          2002
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $    109,635  $    105,998
 Accounts receivable                                       23,601        64,702
 Prepaid expenses                                          27,633        25,814
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   183,369       219,014

Patents and technology, net of accumulated amortization
  of $66,609 in 2003 and $60,909 in 2002                  198,885       203,623

Property and equipment, net of accumulated depreciation
 of $441,957 in 2003 and $438,357 in 2002                 106,138        58,808
                                                     ------------  ------------
           Total assets                              $    488,392  $    481,445
                                                     ============  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     29,365  $     36,322
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress	    101,016	       66,587
 Current portion of capital lease obligations              14,760         5,657
 Notes and interest payable to shareholder                 36,681        37,327
 Accrued compensation and benefits                        426,687       427,397
                                                     ------------  ------------
     Total current liabilities                            608,509       573,290
                                                     ------------  ------------
Capital lease obligations                                  43,480		 10,985
                                                     ------------  ------------
Deferred compensation                                     922,433       906,856
                                                     ------------  ------------
Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value - shares issued
   and outstanding: 21,592,669 in 2003 and
   21,592,669 in 2002                                     215,927       215,927
 Additional paid-in capital                            21,446,408    21,420,742
 Accumulated deficit                                  (22,742,649)  (22,640,911)
 Notes receivable from officers and
   employees   	                                        (21,116)      (20,844)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                (1,086,030)   (1,009,686)
Commitments
                                                     ------------  ------------
   Total liabilities and stockholders' equity        $    488,392  $    481,445
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.
                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                                                Three months ended March 31,
                                              -------------------------------
                                                   2003                2002
                                              ------------        ------------

Revenue						    $	   174,329        $     35,870
                                              ------------        ------------

Costs and expenses
  Cost of revenue                                  108,426              32,998
  Research and development                          75,046              64,054
  General and administrative                        90,275              63,706
  Interest expense					     2,719			   784
                                              ------------        ------------
                                                   276,466		     161,542
                                              ------------        ------------

Net loss from operations                          (102,137)		    (125,672)

Investment income 						 399			     8
                                              ------------        ------------

Net loss                                          (101,738)		    (125,664)

Accumulated deficit

  Beginning of period                          (22,640,911)        (22,319,271)
                                              -------------       ------------

  End of period                               $(22,742,649)       $(22,444,935)
                                              ============        ============


Weighted average number of common
  shares outstanding                            21,592,669          21,224,669
                                              ============        ============


Net loss per share                                  $(.005)             $(.006)
                                                    ======              ======


   The accompanying notes are an integral part of the financial statements.







                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)


                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- ------- -----------

Balance, January 1, 2001        1,540,001$15,400 19,479,868$194,799 $20,927,437

March private placement    $.25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .20                     325,000   3,250      61,750
June for services           .29                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
October private
 placement                  .15                     750,000   7,500     105,000
December for services       .25                      53,308     533      12,794
December forgiveness
 of payables                                                 		 10,000
Stock option compensation                                                42,120
Amortization of deferred
 compensation from grant of
 stock options                                       				 29,761
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2001      1,540,001 15,400 21,212,669 212,127  21,334,577

March private placement     .15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                25,666
                                --------- ------ ---------- -------  ----------

Balance, March 31, 2003         1,540,001$15,400 21,592,669$215,927 $21,446,408
                                ========= ====== ========== ======= ===========




    The accompanying notes are an integral part of the financial statements.






                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------


Cash flows from operating activities
 Net loss                                             $   (101,738)  $ (125,664)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                              3,600	  4,200
   Amortization of patents                                   6,000	  4,800
   Compensation from grant of stock options  			25,666	  7,625
   Accrued interest on loans to/notes
     from employees                                 	        (272)
   Accrued interest on notes to shareholder                    681
   (Increase) decrease in accounts receivable               41,101	 11,958
   (Increase) decrease in prepaid expenses                  (1,819)	  1,896
   Increase (decrease) in accrued liabilities               (7,667)	 48,532
   Increase (decrease) in billings in excess of
     costs on contracts in progress                		34,429
   Increase (decrease) in deferred compensation             15,577	 12,681
                                                      ------------   -----------
Net cash provided by (used in) operating activities         15,558      (33,972)
                                                      ------------   -----------
Cash flows from investing activities
   Acquisition of property and equipment                    (7,928)
   Additions to patents and technology                      (1,262)	 (1,297)
                                                      ------------   ----------
Net cash provided by (used in) investing activities         (9,190)	 (1,297)
                                                      ------------   ----------
Cash flows from financing activities
   Issuance of convertible note							  6,000
   Payment of accrued interest on notes to
     shareholder								(1,327)
   Reduction of capital lease obligations 			(1,404)
   Issuance of stock - private placement                 			 54,000
                                                      ------------   ----------
Net cash provided by (used in) financing activities         (2,731)      60,000
                                                      ------------   ----------

Increase (decrease) in cash                                  3,637	 24,731

Cash
   Beginning of period                                     105,998        3,355
                                                      ------------   ----------
   End of period                                      $    109,635   $   28,086
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


NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Certain reclassifications have been made to the financial statements of the prior year to conform to the classifications used in 2003, most notably the reclassification of amounts in the Statement of Operations from Research and Development to Cost of Revenue.

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

All of the Company's revenue for 2002 and 2003 has been derived from development and demonstration contracts issued by a United States Government or Department of Defense (the "Government") agency or prime contractor. Revenue is recognized upon the Company's completion of the milestones and/or submission of progress reports specified in each contract. Revenue and costs for these contracts that require the Company to provide stipulated services for a fixed price have been recognized using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. In connection with contracts in progress, any excess of billings over costs incurred plus estimated profits is recorded as a current liability, while any excess of costs incurred over billings is recorded as a current asset, at the financial statement date.

For fiscal year 2003, the Company changed its method of accounting for stock-based compensation, as described in Note 9.


NOTE 3 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the ongoing deferral by its officers of portions of their salaries as described in Notes 5 and 7.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through December 31, 2003. The Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.


NOTE 4 - NOTES PAYABLE TO SHAREHOLDER

In connection with a private placement in March 2002, the Company issued a $6,000, 6% note, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on June 30, 2003. In July 2002 the Company issued a $30,000, 8% note to this same shareholder payable initially on January 31, 2003. The due date of the note also has been extended to June 30, 2003. Payment of both notes is secured by Company revenues.


NOTE 5 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation consists of the following amounts payable to current and former employees:

                                                 March 31,        December 31,
                                                    2003              2002
                                                -----------       -----------
     Accrued wages                              $   234,841       $   235,515
     Accrued consulting fees                         30,894            31,737
     Accrued bonuses                                 98,037            95,499
     Accrued vacation pay                            62,915            64,646
                                                -----------       -----------
                                                $   426,687       $   427,397
                                                ===========       ===========

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid. Since December 2002, the Company's chief financial officer has been receiving his current wages, while the Company's chief executive officer continues to defer a significant portion of his current wages. Such wages payable to the Company's officers totaled $212,613 as of March 31, 2003.

The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of March 31, 2003, this individual is owed $27,859. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7.

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In connection with a private placement in March 2002 as detailed in Note 9, the Company paid $22,500 of bonuses accrued as of December 31, 2001 and $4,500 of consulting fees accrued as of that date through the conversion of such amounts to equity. The amount of accrued bonuses included in the table above that was payable to the Company's officers at March 31, 2003 is $72,500. Payment of accrued bonuses are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at March 31, 2003 is $48,856. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7.


NOTE 6 - CAPITAL LEASE OBLIGATIONS

During the first quarter of 2003 the Company incurred capital lease obligations totaling $43,002 in connection with the acquisition of equipment. The repayment of a four-year equipment lease obligation in the principal amount of $38,575 included in this total has been personally guaranteed by the Company's chief executive officer.



NOTE 7 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, all of the Company's current and former officers and certain of the Company's other employees for several years have voluntarily deferred receipt of payment of significant portions of their authorized annual salaries at the request of the Board of Directors. A written agreement between these individuals and the Company was first executed in 1992 in connection with an indispensable $2 million private investment made by a venture capital group in exchange for the issuance of a new class of convertible preferred stock as described in Note 9. The individuals who are parties to this agreement have consented to the continued deferral, as necessary, of current compensation and the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.

Deferred compensation outstanding is payable to the following classifications of personnel:

                                                  March 31,       December 31,
                                                    2003              2002
                                                -----------       -----------

     Current officers                           $   589,826       $   574,249
     Current employees                               12,504            12,504
     Former officers and other employees            320,103           320,103
                                                -----------       -----------
                                                $   922,433       $   906,856
                                                ===========       ===========

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to March 31, 2004. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.


NOTE 8 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2002, the Company had net operating loss and capital loss carryforwards of approximately $12.5 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Since 1995 net operating loss carryforwards aggregating approximately $6.6 million have expired unused, as have capital loss carryforwards of approximately $335,000. Net operating loss carryforwards of approximately $1,345,000 and capital loss carryforwards of approximately $365,000 are scheduled to expire at the end of 2003.



NOTE 9 - CAPITAL STOCK

Authorized capital stock

The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All of the authorized shares of preferred stock, along with common stock purchase warrants, were issued in connection with an indispensable financing of $2 million received in February 1992 (the "Preferred Stock Investment") from a small number of individuals who qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Securities Act of 1933 (the "Act") and to Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's common stock by virtue of the acquisition of the convertible preferred stock and common stock purchase warrants.

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 2003, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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


Stock options

The Company maintains a non-qualified stock option plan created in 1987 (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through March 2013.


From January 1, 2003 through March 31, 2003, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2003     4,523,058   $.43      4,129,058     $.45
    Granted                          263,415    .25        113,415      .25
    Becoming exercisable
    Exercised
    Lapsed                          (125,000)   .35        (50,000)     .50
                                   ---------             ---------
Unexercised at March 31, 2003      4,661,473   $.41      4,192,473     $.43
                                   =========   ====      =========     ====

Through December 31, 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-based Compensation", which provides for the fair value based method of accounting to be applied to the Company's stock option grants and other stock-based compensation. SFAS No. 148 - "Accounting for Stock-based Compensation Transition and Disclosure", issued in December 2002, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock options and other stock-based employee compensation. The Company has chosen to apply the "modified prospective method" of SFAS No. 148 pursuant to which fair value based stock option compensation costs for 2003 will be recognized as if the fair value based method had been used to account for all employee stock-based awards made in prior periods as well as the current period.

For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model with the following weighted average assumptions for 2003: volatility factor of 95%, average risk-free interest rate of 3.8%, zero dividend yield, and average expected term of eight years. As a result, for the three-months ended March 31, 2003, the Company recorded stock option compensation under SFAS No. 123 totaling $25,666 based on a weighted average fair value per share for options granted during 2003, 2002, 2001, and 2000 of $.17, $.15, $.19, and $.37, respectively. As was the case under APB Opinion No. 25, the amount of compensation expense is also credited to additional paid-in capital.

Had compensation cost for options granted been determined in prior periods consistent with the method of SFAS No. 123, the Company would have recorded additional compensation expense of $26,684 for the first quarter of 2002, and the Company's net loss and net loss per share for the three-months ended March 31, 2002 on a pro forma basis would have been as follows:

      Net loss - as reported                            $125,664
      Net loss - pro forma                              $152,348
      Net loss per share - as reported                     $.006
      Net loss per share - pro forma                       $.007

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


Common stock reserved for future issuance

At March 31, 2003, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
      ----------------------------------------------        -----------

	Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                            -----------
                                                                992,500

      Currently exercisable options                           4,192,473
      Granted options becoming exercisable in the future        469,000
      Options available for future grants                     1,402,859
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                            -----------

         Total shares reserved                               11,516,832
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


  |X| ability  to  generate  cash flow from  revenue  or to secure  financing necessary  to fund future  operations
  |X| ability to complete technology development and demonstration programs, demonstrate commercial viability of its technology and execute licensing agreements that produce significant revenue
  |X| ability to maintain and protect the Company's patents  and  proprietary information
  |X| ability to attract and retain skilled  personnel
  |X| ability to secure a long-term lease for the Company's existing facility or to secure an alternative location
  |X| changes in general economic conditions
  |X| competition from companies which have substantially greater financial, technical and marketing resources than does the Company


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


Overview of the Company and its technology

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


Business Strategy

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

In January 2003 the Company engaged the Annapolis, Maryland consulting group Paradigm Technologies, LLC ("Paradigm") to assess the Company's technologies and business model and suggest approaches for strategic alliances and additional market introductions for both commercial and military applications. Presently, Company management and Paradigm are pursuing a number of initiatives. One of the first goals is to secure cooperation with one or more companies which have technologies complementary to the Sonex processes. Additionally, Paradigm will also seek further funding for Sonex to conduct technology development work necessary for addressing commercialization issues. The Company's Board of Directors and management, assisted by Paradigm, are assessing other strategic alternatives, which may include a sale of part or all of the Company or other corporate transactions, to permit Sonex shareholders to maximize the return on their investments.


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


Current Funded Projects

The Company seeks to commercialize its SCS technologies for a variety of engine applications for commercial and military use. To date, Sonex has engaged in development and demonstration programs with the engine industry and has received funding from the federal government for further development of the SCS technologies.

The next few paragraphs provide an overview of the primary initiatives taking place at Sonex. Additional detailed information can be found in the Company's December 31, 2002 Annual Report on Form 10-KSB.


                                DARPA

In the fourth quarter of 2002 the Company was awarded a $744,246 contract by the U.S. Defense Advanced Research Projects Agency (DARPA) to begin the design and development of a heavy fuel conversion process for a gasoline automotive engine for potential use in a developmental unmanned aerial vehicle (UAV). This project focuses on the SCS Stratified Charge, Radical Ignition (SCRI) application, an unthrottled, low compression ratio, sparkless, compression ignition process at gasoline compression ratios. The primary objective of the DARPA program is to transfer the SCS SCRI heavy fuel design achieved in the Sonex single-cylinder laboratory engine to a modern six-cylinder, gasoline automotive engine, eliminate the spark ignition system, and produce the same power the engine originally produced on gasoline. As of March 31, 2003, Sonex has completed a design review with DARPA and is progressing to engineer the hardware for the SCS conversion. Suppliers have been engaged and are responsive to this project. Completion of this project is expected in late 2003 or early 2004.

Outcomes from this program could validate the SCRI technology for in-cylinder control of ignition and combustion that could be applied later to a gasoline powered version. The duration of demonstration projects with automotive manufacturers could be reduced since the sparkless SCRI process can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.

In addition, the Company believes the availability of the resultant multi-cylinder, four-stroke heavy fuel engine from a successful outcome of the DARPA project could lead to use in other military engine programs, as well as having potential for use in the commercial marine market in pleasure boats for which a diesel fueled engine would be a safer alternative to the current gasoline engines which too often result in dangerous onboard fires.


                                 DOE

In the fourth quarter of 2002 the Company received a subcontract from Compact Membrane Systems, Inc. (CMS) for $458,862, of which $100,000 is cost-shared (funded) by Sonex. CMS is a prime contractor for a U.S. Department of Energy
(DOE), Small Business Innovation Research (SBIR) Program, Phase II project. Sonex and CMS are evaluating the diesel engine emissions reduction potential of combining the patented piston-based, SCS technology and the CMS polymer membrane technology for the addition of nitrogen enriched air (NEA) to the combustion process. In April 2003 Sonex took delivery of the advanced research automotive diesel engine to be used for the testing. The engine, which is DOE property, is a state-of-the-art, three-cylinder, direct injected, turbo-charged, automotive diesel engine developed by a major international vehicle manufacturer in the joint U.S. government and automotive industry funded PNGV (Partnership for a New Generation Vehicle) program.

Early stages of the Phase II project will focus on the emissions reduction capabilities of the SCS pistons separately, while subsequent testing in combination with the NEA membrane will demonstrate the viability for commercialization of the synergy of SCS configurations and the CMS membranes. This program would provide SCS in-cylinder emissions reduction data on a multi-cylinder diesel engine as a means for diesel engine manufacturers to evaluate the potential for SCS designs, alone and in combination with the NEA membrane, to reduce the cost and complexity of future exhaust aftertreatment systems. While the entire project is not expected to be completed until 2004, testing results on the SCS pistons alone may be available later this year.


                              SAIC

In the third quarter of 2002 the Company received a subcontract, initially funded for $200,000 and later increased to $281,947, from Science Applications International Corporation (SAIC), a large Department of Defense prime contractor. Sonex was tasked to conduct a survey of commercially available two-stroke, spark ignited, gasoline engines of approximately 72 horsepower and, jointly with SAIC, select a candidate engine for a "best efforts" SCS conversion to start and operate on heavy fuels for use in a UAV weapon system. SAIC also awarded a subcontract to a competing firm to develop a heavy fuel conversion for a rotary engine already in production. SAIC and its military sponsor subsequently increased the targeted horsepower requirement to 100. Sonex and SAIC together selected a candidate gasoline engine, not yet in production, for conversion to heavy fuel.

Due to deficiencies found in operating the candidate engine on gasoline and concurrent fuel consumption problems experienced by the competing rotary engine operating on heavy fuel, the military sponsor recently expressed a desire to have Sonex work with the competing rotary engine developer to focus on improving the fuel consumption of the rotary heavy fuel engine. This joint effort is expected to be formalized during the second quarter of 2003.


Financial position and liquidity

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid. Since December 2002, the Company's chief financial officer has been receiving his current wages, while the Company's chief executive officer continues to defer a significant portion of his current wages. Such wages payable to the Company's officers totaled $212,613 as of March 31, 2003.

The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of March 31, 2003, this individual is owed $27,859. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 7 to the accompanying unaudited financial statements.

As of March 31, 2003, the Company had available cash and equivalents of $109,635 and accounts receivable of $23,601. The Company historically has derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its SCS technology and, more recently, from government sources. In 2002, however, revenues increased substantially, providing cash to fund the majority of the Company's operating expenditure requirements for the year. All of the Company's revenue for 2002 and 2003 has been derived from development and demonstration contracts issued by a United States Government or Department of Defense agency or prime contractor. In 2003 revenues from development and demonstration contracts are again expected, although there can be no assurance, to provide most of the cash necessary to fund operations.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through December 31, 2003. The Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.

In the event sufficient funding is not available through the generation of revenues or from external sources, the Company would have to substantially reduce the level of its operations. Such a reduction could have an adverse effect on the Company's relationships with government funding sources, strategic partners and potential customers.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of use of the going concern basis is dependent upon, among other things, the Company's ability to generate sufficient revenue and ultimately achieve profitable operations. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


Results of operations

A net loss of $101,738 was recorded for the first three months of 2003, as compared to $125,664 for the corresponding period in 2002, a decrease of $23,926, or 19%. With the award of several significant contracts during the second half of 2002, revenue increased nearly five-fold in the current quarter versus the prior year, with related increases in expenses to support the new work.

[Note: In order to conform to the classifications used in 2003, certain amounts for 2002 presented in the prior year's financial statements as research and development expenses have been reclassified below to cost of revenue. The net loss for each period does not change as a result of these reclassifications.]








       Revenue and cost of revenue:


                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2003              2002
                                                ------------     ------------

       Defense/government revenue               $    174,329     $     35,870
                                                ============     ============

       Cost of revenue                          $    108,426     $     32,998
                                                ============     ============


Revenue increased substantially from the first quarter of 2002 to the first quarter of 2003, as during the second half of 2002 the Company was awarded three significant contracts and subcontracts from branches of the U.S. government and Department of Defense (DoD) and/or their prime contractors. The following is a listing of the three major new projects, descriptions of which appear earlier in this report.

      Subcontract  awarded by  Science  Applications  International  Corporation
      (SAIC), a large DoD prime contractor. Awarded third quarter of 2002. Initial funding of $200,000, later increased by $81,947. Completed in first quarter of 2003.

      Prime contract awarded by the Defense Advanced Research Projects Agency (DARPA). Awarded fourth quarter of 2002. Total funding of $744,246. Completion expected in late 2003 or early 2004.

      Subcontract awarded by Compact Membrane Systems, Inc. (CMS) under its prime contract from the U.S. Department of Energy (DOE). Awarded fourth quarter of 2002. Total award to Sonex of $458,862, of which $100,000 is cost-shared (funded) by Sonex. Completion expected in 2004.

Cost of Revenue primarily consists of direct labor charges and other direct expenditures, including those for consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. Cost of Revenue as a percentage of total revenue decreased from 92% in 2002 to 62% in 2003, as cost overruns were incurred by the Company on the small contracts in place during the first quarter of 2002.


       Research and development (R&D) expenses:

									Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2003              2002
                                                ------------     ------------

 Employee compensation, taxes & benefits        $    103,072     $     60,853
 Consulting fees                                      30,955            6,073
 Other expenses                                       49,445           30,126
                                                ------------     ------------

 Total R&D expenses                                  183,472           97,052

 Less amounts classified as cost of revenue         (108,426)         (32,998)
                                                ------------     ------------

 Net R&D expenses                               $     75,046     $     64,054
                                                ============     ============


The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total R&D expenses for the first three months of the year increased by $86,420, or 89%, from 2002 to 2003. The largest component, employee compensation, increased by $42,219, or 69%, as additional personnel were hired during the second half of 2002 to work on the new contracts received by the Company. During the first quarter of 2003, the Company had seven full-time employees, whereas there were only three by the end of the first quarter of 2002. Consulting fees also increased significantly due to the efforts needed on the new contracts. The increase in other expenses primarily relates to higher purchases of parts and supplies to support the new contracts.


       General and administrative (G&A) expenses:


                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2003              2002
                                                ------------     ------------

  Employee compensation, taxes & benefits       $     50,401     $     28,024
  Consulting fees                                     18,380           16,266
  Professional fees                                   11,526           11,283
  Other expenses                                       9,968            8,133
                                                ------------     ------------

  Total G&A expenses                            $     90,275     $     63,706
                                                ============     ============


Total G&A expenses for the first three months of the year increased by $26,569, or 42%, from 2002 to 2003. The largest component, employee compensation, increased by $22,377, or 80%, for a number of reasons. The largest factor was the recording of $14,528 in charges for stock option compensation in 2003 as the Company changed its method of accounting for stock-based compensation as described in Note 9 to the accompanying unaudited financial statements. This amount consists of the amortization over the related vesting period of charges related to option grants made in prior years as well as in the current period. The other increases in employee compensation reflect an increase in the salary (before deferral) of the Company's chief financial officer effective January 1, 2003 and the costs for a part-time administrative assistant beginning in January 2003.



ITEM 3.       CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB. Based on such evaluation they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported in a timely manner.

Since the evaluation date referred to above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.




                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
   1998.
         99 Certification of Form 10-QSB for the quarterly period ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      During the first quarter of 2003, the Company filed the following Current Reports on Form 8-K:

		On March 27, 2003, to disclose the resignation of the Chairman of its Board of Directors.






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

                                 SONEX RESEARCH, INC.
                                  (Registrant)


                                            /s/ George E. Ponticas
                                         ----------------------------
                                by:      George E. Ponticas
                                         Chief Financial Officer


May 20, 2003




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Andrew A. Pouring, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company").

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

        a)   designed  such  disclosure  controls and  procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) evaluated the effectiveness of the Company 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
        c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I disclosed, based on our most recent evaluation, to the Company 's auditors and the audit committee of Company 's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company 's ability to record, process, summarize and report financial data and have identified for the Company 's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company 's internal controls.

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 20, 2003

        /s/ Andrew A. Pouring
        ----------------------
        Andrew A. Pouring
        Chief Executive Officer



                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, George E. Ponticas, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company").

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

        a)   designed  such  disclosure  controls and  procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) evaluated the effectiveness of the Company 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
        c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I disclosed, based on our most recent evaluation, to the Company 's auditors and the audit committee of Company 's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company 's ability to record, process, summarize and report financial data and have identified for the Company 's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company 's internal controls.

6. The Company's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 20, 2003

        /s/ George E. Ponticas
        ----------------------
        George E. Ponticas
        Chief Financial Officer




                                     EXHIBIT 99

                              CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                               SONEX RESEARCH, INC.



         /s/ Andrew A. Pouring                     /s/ George E. Ponticas
         ---------------------                     ----------------------
         Andrew A. Pouring                         George E. Ponticas
         Chief Executive Officer                   Chief Financial Officer



May 20, 2003