Form 10QSB
period 2003-06-30
SONEX RESEARCH INC
filed 2003-08-19
CIK 723312

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003.




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

                                            YES   [x]       NO   [ ]



There were 21,592,669 shares of the Issuer's $.01 par value Common Stock outstanding at August 19, 2003.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of June 30, 2003 and December 31, 2002

Statements of operations and accumulated deficit for the three- and six-month periods ended June 30, 2003 and 2002

Statements of paid-in capital for the period January 1, 2001 through June 30,
2003

Statements of cash flows for the six-month periods ended June 30, 2003 and 2002

Notes to financial statements









                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,    December 31,
                           ASSETS                        2003          2002
                                                     ------------  ------------

Current Assets
 Cash and equivalents                                $     40,021  $    105,998
 Accounts receivable                                      156,493        64,702
 Prepaid expenses                                          29,972        25,814
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   248,986       219,014

Patents and technology, net of accumulated amortization
  of $71,309 in 2003 and $60,909 in 2002                  197,200       203,623

Property and equipment, net of accumulated depreciation
 of $452,757 in 2003 and $438,357 in 2002                 101,225        58,808
                                                     ------------  ------------

           Total assets                              $    547,411  $    481,445
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     25,159  $     36,322
 Short-term line of credit					     18,357
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress	    111,675	       66,587
 Current portion of capital lease obligations              15,205         5,657
 Notes and interest payable to shareholder                 87,418        37,327
 Accrued compensation and benefits                        455,757       427,397
                                                     ------------  ------------
     Total current liabilities                            713,571       573,290
                                                     ------------  ------------

Capital lease obligations                                  36,450		 10,985
                                                     ------------  ------------

Deferred compensation                                     940,606       906,856
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000 shares
   authorized and issued; 1,540,001 shares outstanding     15,400        15,400
 Common stock, $.01 par value - 48,000,000 shares
   authorized; 21,592,669 shares issued and outstanding   215,927       215,927
 Additional paid-in capital                            21,472,415    21,420,742
 Accumulated deficit                                  (22,825,570)  (22,640,911)
 Notes receivable from officers and
   employees   	                                        (21,388)      (20,844)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                (1,143,216)   (1,009,686)

Commitments
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    547,411  $    481,445
                                                     ============  ============


    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited) Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    2003        2002        2003        2002
                                 ----------  ----------  ----------  ----------

Revenue                          $  214,573  $   50,647  $  388,902  $   86,517
					   ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                    162,718      21,428     271,144      54,426
 Research & development              44,089	 51,483     119,135     115,537
 General & administrative            89,848	 51,208     180,123     114,914
 Interest expense				  1,202         613	  3,921	  1,397
                                 ----------  ----------  ----------  ----------
                                    297,857     124,732     574,323     286,274
                                 ----------  ----------  ----------  ----------

Net loss from operations             83,284      74,085     185,421     199,757

Investment and other income            (363)     (2,175)       (762)     (2,183)
                                 ----------  ----------  ----------  ----------

Net loss                             82,921      71,910	184,659     197,574

Accumulated deficit

 Beginning                       22,742,649  22,444,935  22,640,911  22,319,271
                                 ----------  ----------  ----------  ----------

 End                            $22,825,570 $22,516,845 $22,825,570 $22,516,845
                                 ==========  ==========  ==========  ==========

Weighted average
 number of shares
 outstanding                     21,592,669  21,578,867  21,592,669  21,402,746
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.004       $.003       $.009       $.009
                                      =====       =====       =====       =====


    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)

                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 2001        1,540,001$15,400 19,479,868$194,799 $20,927,437

March private placement    $.25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,099
April private placement     .25                     125,000   1,250      30,000
June private placement      .20                     325,000   3,250      61,750
June for services           .29                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
October private
 placement                  .15                     750,000   7,500     105,000
December for services       .25                      53,308     533      12,794
December forgiveness
 of payables                                                 		 10,000
Stock option compensation                                                42,120
Amortization of deferred
 compensation from grant of
 stock options                                       				 29,761
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2001      1,540,001 15,400 21,212,669 212,127  21,334,577


March private placement     .15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                51,673
                                --------- ------ ---------- -------  ----------

Balance, June 30, 2003          1,540,001$15,400 21,592,669$215,927 $21,472,415
                                ========= ====== ========== ======= ===========


    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------


Cash flows from operating activities
 Net loss                                             $  (184,659)  $  (197,574)
 Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities
   Depreciation                                            13,600         7,800
   Amortization of patents                                 11,200         8,400
   Compensation from grant of stock options
    and/or issuance of stock			                 51,673        16,125
   Accrued interest on notes receivable from employees       (544)       (2,175)
   Accrued interest on notes to shareholder                 1,418
   (Increase) decrease in accounts receivable		    (91,791)       30,773
   (Increase) decrease in prepaid expenses                 (4,158)        1,983
   Increase (decrease) in accounts payable and
    accrued liabilities              			     17,197        80,833
   Increase (decrease) in billings in excess of costs
    and estimated profits on contracts in progress         45,088
   Increase (decrease) in deferred compensation            33,750	       23,550
                                                      -----------    ----------
Net cash used in operating activities                    (107,226)      (30,285)
                                                      -----------    ----------

Cash flows from investing activities
 Acquisition of property and equipment                    (13,815)         (428)
 Additions to patents                                      (3,977)      (11,484)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (17,792)      (11,912)
                                                      -----------    ----------

Cash flows from financing activities
 Issuance of notes payable to shareholder			     50,000         6,000
 Payment of accrued interest on notes to shareholder	     (1,327)
 Increase in short-term line of credit			     18,357
 Reduction of capital lease obligations 			     (7,989)
 Issuance of stock - private placement                     			 54,000
                                                      -----------    ----------
Net cash provided by (used in) financing activities        59,041        60,000
                                                      -----------    ----------

Increase (decrease) in cash                               (65,977)       17,803

Cash
   Beginning of period                                    105,998         3,355
                                                      -----------   -----------
   End of period                                      $    40,021   $    21,158
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

Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

For fiscal year 2003, the Company changed its method of accounting for stock-based compensation, as described in Note 8.


NOTE 3 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Accordingly, the Company will continue to minimize its operating expenditures through a number of measures, including the ongoing deferral by its officers of portions of their salaries as described in Notes 5 and 6.

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


NOTE 4 - DEBT

Short-term line of credit

In March 2003 the Company obtained a business credit card to facilitate purchases of materials. The account has a credit limit of $20,000, and repayment of amounts due has been personally guaranteed by the Company's chief executive officer. Balances accrue interest at a fixed rate of 8.9% per annum. As of June 30, 2003, the outstanding balance on the credit card account was $18,357.


Capital Lease Obligations

During the first quarter of 2003 the Company incurred capital lease obligations totaling $43,002 in connection with the acquisition of equipment. The repayment of a four-year equipment lease obligation in the principal amount of $38,575 included in this total has been personally guaranteed by the Company's chief executive officer.


Notes Payable to Shareholder

In connection with a private placement in March 2002, the Company issued a $6,000, 6% note to one of its shareholders, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on September 30, 2003. In July 2002 the Company issued a $30,000, 8% note to this same shareholder payable initially on January 31, 2003. The due date of the note also was extended to September 30, 2003. The Company issued a $50,000, 6% note in June 2003 to this same shareholder payable on December 31, 2003. Payment of all three notes is secured by Company revenues.

In July 2003 the Company paid the July 2002, 8%, $30,000 note in full, as well as all remaining interest on the note.


NOTE 5 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consists of the following amounts:


                                                  June 30,        December 31,
                                                    2003              2002
                                                -----------       -----------

    Accrued wages and payroll taxes             $   253,386       $   235,515
    Accrued consulting fees                          47,880            31,737
    Accrued bonuses                                  99,576            95,499
    Accrued vacation pay                             54,915            64,646
                                                -----------       -----------
                                                $   455,757       $   427,397
                                                ===========       ===========

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid. Since December 2002, the Company's chief financial officer has been receiving his current wages, while the Company's chief executive officer has been deferring all of his current wages since April 2003. Such wages payable at June 30, 2003 to the Company's chief executive and chief financial officers were $146,404 and $86,403, respectively.

The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of June 30, 2003, this individual is owed $41,280. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In connection with a private placement in March 2002 as detailed in Note 8, the Company paid $22,500 of bonuses accrued as of December 31, 2001 and $4,500 of consulting fees accrued as of that date through the conversion of such amounts to equity. The amount of accrued bonuses included in the table above that was payable to the Company's officers at June 30, 2003 is $72,500. Payment of accrued bonuses are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at June 30, 2003 is $48,856. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.


NOTE 6 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, all of the Company's current and former officers and certain of the Company's other employees and consultants for several years have voluntarily deferred receipt of payment of significant portions of their authorized compensation at the request of the Board of Directors. A written agreement between these individuals and the Company was first executed in 1992 in connection with an indispensable $2 million private investment made by a venture capital group in exchange for the issuance of a new class of convertible preferred stock as described in Note 8. The individuals who are parties to this agreement have consented to the continued deferral, as necessary, of current compensation and the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                  June 30,        December 31,
                                                    2003              2002
                                                -----------       -----------

    Current officers                            $   607,999       $   574,249
    Current employees                                12,504            12,504
    Former officers, employees and consultants      320,103           320,103
                                                -----------       -----------

                                                $   940,606       $   906,856
                                                ===========       ===========

The amount reported above for deferred compensation payable to current officers consists of $467,673 payable to the Company's chief executive officer and $140,326 payable to its chief financial officer.

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to June 30, 2004. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

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


NOTE 8 - CAPITAL STOCK

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 2003, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through June 2013.


From January 1, 2003 through June 30, 2003, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                  ---------   -----    -----------    -----

Unexercised at January 1, 2003    4,523,058   $.43       4,129,058     $.45

    Granted                         313,415    .25         150,915      .25
    Becoming exercisable
    Exercised
    Lapsed                         (225,000)   .35        (100,000)     .75
                                  ---------            -----------

Unexercised at June 30, 2003      4,611,473   $.40       4,179,973     $.42
                                  =========   ====     ===========     ====

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

For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model with the following weighted average assumptions for 2003: volatility factor of 95%, average risk-free interest rate of 3.8%, zero dividend yield, and average expected term of eight years. As a result, for the six months ended June 30, 2003, the Company recorded stock option compensation under SFAS No. 123 totaling $51,673 based on a weighted average fair value per share for options granted during 2003, 2002, 2001, and 2000 of $.17, $.15, $.19, and $.37, respectively. As was the case under APB Opinion No. 25, the amount of compensation expense is also credited to additional paid-in capital.

Had compensation cost for options granted been determined in prior periods consistent with the method of SFAS No. 123, the Company would have recorded additional compensation expense of $61,737 for the first six months of 2002, and the Company's net loss and net loss per share for the six months ended June 30, 2002 on a pro forma basis would have been as follows:


    Net loss - as reported                      $197,574
    Net loss - pro forma                        $259,311

    Net loss per share - as reported               $.009
    Net loss per share - pro forma                 $.012


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


Common stock reserved for future issuance

At June 30, 2003, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
      ----------------------------------------------        -----------

         Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                            -----------
                                                                992,500

      Currently exercisable options                           4,179,973
      Granted options becoming exercisable in the future        431,500
      Options available for future grants                     1,452,859
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                            -----------

         Total shares reserved                               11,516,832




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

   o ability to generate cash flow from revenue or to secure financing necessary to fund future operations
   o ability to complete technology development and demonstration programs, demonstrate commercial viability of its technology and execute licensing agreements that produce significant revenue
   o ability to maintain and protect the Company's patents and proprietary information
   o  ability to attract and retain skilled  personnel
   o ability to secure a long-term lease for the Company's existing facility or to secure an alternative location
   o  changes in general economic conditions
   o competition from companies which have substantially greater financial, technical and marketing resources than does the Company

Furthermore, since its inception in 1980, the Company has generated cumulative net losses of nearly $23 million, and may continue to incur quarterly operating losses for the foreseeable future. Operating results have fluctuated significantly in the past on an annual and quarterly basis, and are expected to continue to fluctuate significantly from quarter to quarter for the foreseeable future. The business historically has not generated sufficient cash flow to fund operations without resorting to external sources of capital. The Company does not have any bank financing arrangements. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, although revenues are now providing most of the necessary operating cash.

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


Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of June 30, 2003, there were 21,592,669 shares of Common Stock issued and outstanding, with an additional 11,516,832 shares reserved for future issuance upon the conversion of preferred stock, the exercise of options and warrants, and the conversion of notes payable.



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

The SCS technology for in-cylinder control of ignition and combustion is designed to

       o  reduce emissions of diesel engines
       o  increase fuel mileage of a new  generation of gasoline  engines
       o  permit gasoline engines to run on safer, kerosene-based "heavy" fuels

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

As of June 30, 2003, the Company had seven full-time employees and one part-time employee, and engages the part-time services of a consultant who serves as its director of business development and manager of government programs. The Company also engages the services of several other technical and business consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


Strategic planning

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

In January 2003 the Company engaged the Annapolis, Maryland consulting group Paradigm Technologies, LLC ("Paradigm") to assess the Company's technologies and business model and suggest approaches for strategic alliances and additional market introductions for both commercial and military applications. Presently, Company management and Paradigm are pursuing a number of initiatives. One of the first goals is to secure cooperation with one or more companies which have technologies complementary to the Sonex processes. Additionally, Paradigm will also seek further funding for Sonex to conduct technology development work necessary for addressing commercialization issues. The Company has also engaged the services of The Washington Capitol Group (TWCG), a government relations and public affairs firm in Washington, D.C., which also specializes in federal marketing, government procurement assistance, and commercialization services. The Company's Board of Directors and management are assessing other strategic alternatives, which may include a sale of part or all of the Company or other corporate transactions, to permit Sonex shareholders to maximize the return on their investments.


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


                                   DARPA

In the fourth quarter of 2002 the Company was awarded a $744,246 contract by the U.S. Defense Advanced Research Projects Agency (DARPA) to begin the design and development of a heavy fuel conversion process for a gasoline automotive engine for potential use in a developmental unmanned aerial vehicle (UAV). This project focuses on the SCS Stratified Charge, Radical Ignition (SCRI) application, an unthrottled, low compression ratio, sparkless, compression ignition process at gasoline compression ratios. The primary objective of the DARPA program is to transfer the SCS SCRI heavy fuel design achieved in the Sonex single-cylinder laboratory engine to a modern six-cylinder, gasoline automotive engine, eliminate the spark ignition system, and produce the same power the engine originally produced on gasoline. As of August 15, 2003, Sonex is nearing achievement of the laboratory configuration heavy fuel engine to begin iterative testing. Completion of this project is expected in late 2003 or early 2004.

The Company believes the availability of the resultant multi-cylinder, four-stroke heavy fuel engine from a successful outcome of the DARPA project could lead to use in other military engine programs such as small power boats, as well as having potential for use in the commercial marine market in pleasure boats for which a diesel fueled engine would be a safer alternative to the current gasoline engines which too often result in dangerous onboard fires.

In addition, results from the DARPA project could be applied later to a gasoline powered version to achieve automotive engines with reduced fuel consumption and emissions. The time required to achieve technical feasibility could be reduced since the sparkless SCRI process can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.


                                    DOE

In the fourth quarter of 2002 the Company received a subcontract from Compact Membrane Systems, Inc. (CMS) for $458,862, of which $100,000 is cost-shared (funded) by Sonex. CMS is a prime contractor for a U.S. Department of Energy
(DOE), Small Business Innovation Research (SBIR) Program, Phase II project. Sonex and CMS are evaluating the diesel engine emissions reduction potential of combining the patented piston-based, SCS technology and the CMS polymer membrane technology for the addition of nitrogen enriched air (NEA) to the combustion process. In the second quarter of 2003 Sonex took delivery of the advanced research automotive diesel engine to be used for the testing. The engine is a state-of-the-art, three-cylinder, direct injected, turbo-charged, automotive diesel engine developed by a major international vehicle manufacturer in the joint U.S. government and automotive industry funded PNGV (Partnership for a New Generation Vehicle) program.

Early stages of the Phase II project are focusing on the emissions reduction capabilities of the SCS pistons separately, while subsequent testing in combination with the NEA membrane will demonstrate the viability for commercialization of the synergy of SCS configurations and the CMS membranes. This program would provide SCS in-cylinder emissions reduction data on a multi-cylinder diesel engine as a means for diesel engine manufacturers to evaluate the potential for SCS designs, alone and in combination with the NEA membrane, to reduce the cost and complexity of future exhaust aftertreatment systems. While the entire project is not expected to be completed until 2004, testing results on the SCS pistons alone may be available later this year.


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

Due to deficiencies found in operating the candidate engine on gasoline and concurrent fuel consumption problems experienced by the competing rotary engine operating on heavy fuel, in the first quarter of 2003 the military sponsor expressed a desire to have Sonex work with the competing rotary engine developer to focus on improving the fuel consumption of the rotary heavy fuel engine. This joint effort has yet to be formalized because work on the engine has been placed on hold while SAIC concentrates on resolving a number of technical issues with the flight vehicle.


Financial position and liquidity

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002. Its two officers to voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid. Since December 2002, the Company's chief financial officer has been receiving his current wages, while the Company's chief executive officer has been deferring all of his current wages since April 2003. As of June 30, 2003, such wages payable to the Company's chief executive and chief financial officers were $146,404 and $86,403, respectively. The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of June 30, 2003, this individual was owed $41,280. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6 to the accompanying unaudited financial statements.

As of June 30, 2003, the Company had available cash of $40,021 and accounts receivable of $156,493, which amount was received during July 2003. The Company historically has derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its SCS technology and, more recently, from government sources. In 2002, however, revenues increased substantially, providing cash to fund the majority of the Company's operating expenditure requirements for the year. All of the Company's revenue for 2002 and 2003 has been derived from development and demonstration contracts issued by a United States Government or Department of Defense (DoD) agency or prime contractor. In 2003 revenues from development and demonstration contracts are again expected, although there can be no assurance, to provide most of the cash necessary to fund operations.

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

Results of operations

A net loss of $184,659 was recorded for the first six months of 2003, as compared to $197,574 for the corresponding period in 2002, a decrease of $12,915, or 7%. With the award of several significant contracts during the second half of 2002, revenue more than quadrupled in the current period versus the prior year, with related increases in expenses to support the new work.

[Note: In order to conform to the classifications used in 2003, certain amounts for 2002 presented in the prior year's financial statements as research and development expenses have been reclassified below to cost of revenue. The net loss for each period does not change as a result of these reclassifications.]


       Revenue and cost of revenue:
                                                       Six months ended
                                                           June 30,
                                                -----------------------------
                                                    2003             2002
                                                ------------     ------------

       Defense/government revenue               $    388,902     $      86,517
                                                ============     =============


       Cost of revenue                          $    271,144     $      54,426
                                                ============     =============

Revenue increased substantially from the first half of 2002 to the first half of 2003, as during the second half of 2002 the Company was awarded three significant contracts and subcontracts from branches of the U.S. government and DoD and/or their prime contractors. The following is a listing of the three major new projects, descriptions of which appear earlier in this report.


      Subcontract  awarded by  Science  Applications  International  Corporation
      (SAIC), a large DoD prime contractor. Awarded third quarter of 2002. Initial funding of $200,000, later increased by $81,947. Work suspended in first quarter of 2003; there is no certainty that development work will resume.

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


Cost of Revenue primarily consists of direct labor charges and other direct expenditures, including those for consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. Cost of Revenue as a percentage of total revenue increased from 63% in 2002 to 70% in 2003.




       Research and development (R&D) expenses:

                                                       Six months ended
                                                           June 30,
                                                ------------------------------
                                                    2003             2002
                                                ------------     -------------

  Employee compensation, taxes & benefits       $    231,310     $     110,144
  Consulting fees                                     60,415             6,287
  Other expenses                                      98,554            53,532
                                                ------------     -------------

  Total R&D expenses                                 390,279           169,963

  Less amounts classified as cost of revenue        (271,144)          (54,426)
                                                ------------     -------------

  Net R&D expenses                              $    119,135     $     115,537
                                                ============     =============


The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total R&D expenses for the first six months of the year increased by $220,317, or 130%, from 2002 to 2003. The largest component, employee compensation, increased by $121,166, or 110%, as additional personnel were hired during the second half of 2002 to work on the new contracts received by the Company. As of June 30, 2003, the Company had seven full-time employees, whereas there were only three by the end of the second quarter of 2002. Consulting fees also increased significantly due to the efforts of specialized technical consultants needed on the new contracts. The increase in other expenses primarily relates to higher purchases of parts and supplies to support the new contracts.



       General and administrative (G&A) expenses:

                                                       Six months ended
                                                           June 30,
                                                ------------------------------
                                                    2003             2002
                                                ------------     -------------

  Employee compensation, taxes & benefits       $     83,393     $      50,866
  Consulting fees                                     60,098            27,500
  Professional fees                                   13,463            20,835
  Other expenses                                      23,169            15,713
                                                ------------     -------------

  Total G&A expenses                            $    180,123     $     114,914
                                                ============     =============

Total G&A expenses for the first six months of the year increased by $65,209, or 57%, from 2002 to 2003. The largest component, employee compensation, increased by $32,527, or 64%, for a number of reasons. Total salaries were higher as a result of an increase in the salary (before deferral) of the Company's chief financial officer effective January 1, 2003 and the costs for a part-time administrative assistant beginning in January 2003. Another factor was the recording of charges for stock option compensation in 2003 as the Company changed its method of accounting for stock-based compensation as described in
Note 8 to the accompanying unaudited financial statements. Such charges represent the amortization over the related vesting period of charges associated with option grants made in prior years as well as in the current period.


Consulting fees increased by $32,598, or 114%, from 2002 to 2003 as the Company has expanded its marketing and commercialization capabilities in 2003 by hiring specialized consultants to provide business advisory services in areas such as strategic alliances, federal marketing, and government procurement assistance. Such expenses in 2003 include stock option compensation due to the change in accounting method mentioned above. Professional fees decreased by $7,372, or 35%, from 2002 to 2003, reflecting the termination in early 2003 of the Company's relationship with an investor relations firm engaged in the second quarter of 2002.





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





                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
		   1998.
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32 Certification of Form 10-QSB for the quarterly period ended June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      During the second quarter of 2003, the Company filed the following Current
	Reports on Form 8-K:

             On April 17, 2003, to disclose the receipt of an automotive diesel engine for testing under a Department of Energy subcontract.

             On April 23, 2003, to provide an update to shareholders following the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.






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


August 19, 2003








                                     EXHIBIT 31.1


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

Dated: August 19, 2003

        /s/ Andrew A. Pouring
        ----------------------
        Andrew A. Pouring
        Chief Executive Officer





                                     EXHIBIT 31.2


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

Dated: August 19, 2003

        /s/ George E. Ponticas
        ----------------------
        George E. Ponticas
        Chief Financial Officer




                                     EXHIBIT 32

                              CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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


August 19, 2003