Form 10QSB
period 2003-09-30
SONEX RESEARCH INC
filed 2003-11-19
CIK 723312

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003.




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

                                            YES   [x]       NO   [ ]



There were 21,592,669 shares of the Issuer's $.01 par value Common Stock outstanding at November 19, 2003.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of September 30, 2003 and December 31, 2002

Statements of operations and accumulated deficit for the three- and nine-month periods ended September 30, 2003 and 2002

Statements of paid-in capital for the period January 1, 2001 through September 30, 2003

Statements of cash flows for the nine-month periods ended September 30, 2003 and 2002

Notes to financial statements







                              SONEX RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,  December 31,
                           ASSETS                        2003          2002
                                                     ------------  ------------

Current assets
 Cash and equivalents                                $      9,274  $    105,998
 Accounts receivable                                      159,434        64,702
 Prepaid expenses                                          21,439        25,814
 Loans to officers and employees                           22,500        22,500
                                                     ------------  ------------
   Total current assets                                   212,647       219,014

Patents and technology, net of accumulated amortization
  of $74,909 in 2003 and $59,155 in 2002                  203,044       203,623

Property and equipment, net of accumulated depreciation
 of $460,357 in 2003 and $451,872 in 2002                  95,450        58,808
                                                     ------------  ------------

           Total assets                              $    511,141  $    481,445
                                                     ============  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     44,078  $     36,322
 Short-term line of credit					     17,750
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress	    138,349	       66,587
 Current portion of capital lease obligations              15,544         5,657
 Notes and interest payable to shareholder                 56,881        37,327
 Accrued compensation and benefits                        482,082       427,397
                                                     ------------  ------------
     Total current liabilities                            754,684       573,290
                                                     ------------  ------------

Capital lease obligations                                  32,593		 10,985
                                                     ------------  ------------

Deferred compensation                                     956,183       906,856
                                                     ------------  ------------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000 shares
   authorized and issued; 1,540,001 shares outstanding     15,400        15,400
 Common stock, $.01 par value - 48,000,000 shares
   authorized; 21,592,669 shares issued and outstanding   215,927       215,927
 Additional paid-in capital                            21,486,412    21,420,742
 Accumulated deficit                                  (22,928,399)  (22,640,911)
 Notes receivable from officers and
   employees   	                                        (21,659)      (20,844)
                                                     ------------  ------------
   Total stockholders' equity/(deficit)                (1,232,319)   (1,009,686)

Commitments (Note 9)
                                                     ------------  ------------

   Total liabilities and stockholders' equity        $    511,141  $    481,445
                                                     ============  ============


    The accompanying notes are an integral part of the financial statements.

















                              SONEX RESEARCH, INC.
           CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                 (Unaudited)



					     Three months ended      Nine months ended
                                      September 30,           September 30,
                                    2003        2002        2003        2002
                                 ----------  ----------  ----------  ----------


Revenue                          $  214,746  $  120,308  $  603,648  $  206,825
					   ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                    132,787      46,478     403,931     100,904
 Research & development              61,766	 58,145     180,901     173,682
 General & administrative           118,851	 87,604     298,974     202,518
 Interest expense				  4,478       1,084	  8,399	  2,481
                                 ----------  ----------  ----------  ----------
                                    317,882     193,311     892,205     479,585
                                 ----------  ----------  ----------  ----------

Net loss from operations            103,136      73,003     288,557     272,760

Investment and other income            (307)       (274)     (1,069)     (2,457)
                                 ----------  ----------  ----------  ----------

Net loss                            102,829      72,729	287,488     270,303


Accumulated deficit

 Beginning                       22,825,570  22,516,845  22,640,911  22,319,271
                                 ----------  ----------  ----------  ----------

 End                            $22,928,399 $22,589,574 $22,928,399 $22,589,574
                                 ==========  ==========  ==========  ==========

Weighted average
 number of shares
 outstanding                     21,592,669  21,590,060  21,592,669  21,472,544
                                 ==========  ==========  ==========  ==========


Net loss per share                    $.005       $.003       $.013       $.012
                                      =====       =====       =====       =====


    The accompanying notes are an integral part of the financial statements.






                              SONEX RESEARCH, INC.
                     CONDENSED STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)

                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- -------  ----------

Balance, January 1, 2001        1,540,001$15,400 19,479,868$194,799 $20,927,437

March private placement    $.25                     300,000   3,000      72,000
March for services          .25                      54,577     546      13,098
April private placement     .25                     125,000   1,250      30,000
June private placement      .20                     325,000   3,250      61,750
June for services           .29                      44,916     449      12,667
August payment of stock
 subscription               .20                      25,000     250       4,750
September for services      .25                      55,000     550      13,200
October private
 placement                  .15                     750,000   7,500     105,000
December for services       .25                      53,308     533      12,794
December forgiveness
 of payables                                                 		 10,000
Stock option compensation                                                42,120
Amortization of deferred
 compensation from grant of
 stock options                                       				 29,761
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2001      1,540,001 15,400 21,212,669 212,127  21,334,577

March private placement     .15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                65,670
                                --------- ------ ---------- -------  ----------

Balance, September 30, 2003     1,540,001$15,400 21,592,669$215,927 $21,486,412
                                ========= ====== ========== ======= ===========


    The accompanying notes are an integral part of the financial statements.









                              SONEX RESEARCH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                             September 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Cash flows from operating activities
 Net loss                                             $  (287,488)  $  (270,303)
 Adjustments to reconcile net loss to net cash
  Provided by (used in) operating activities
   Depreciation                                            22,000        11,400
   Amortization of patents                                 14,881        14,407
   Compensation from grant of stock options		     65,670		 21,125
   Current charges paid in stock		                                5,000
   Accrued interest on notes receivable from employees       (815)       (2,447)
   Accrued interest on notes to shareholder                 2,363		    816
   (Increase) decrease in accounts receivable		    (94,732)        8,839
   (Increase) decrease in prepaid expenses                  4,375         2,844
   Increase (decrease) in accounts payable and
    accrued liabilities              			     62,441       148,291
   Increase (decrease) in billings in excess of costs
    and estimated profits on contracts in progress         71,762
   Increase (decrease) in deferred compensation            49,327	       36,231
                                                      -----------    ----------
Net cash provided by (used in) operating activities       (90,216)      (23,797)
                                                      -----------    ----------
Cash flows from investing activities
 Acquisition of property and equipment                    (15,640)       (9,052)
 Additions to patents                                     (14,302)      (15,281)
                                                      -----------    ----------
Net cash provided by (used in)
 investing activities                                     (29,942)      (24,333)
                                                      -----------    ----------
Cash flows from financing activities
 Increase in short-term line of credit			     17,750
 Issuance of notes payable to shareholder			     50,000        36,000
 Payment of principal on notes to shareholder             (30,000)
 Payment of accrued interest on notes to shareholder	     (2,809)
 Reduction of capital lease obligations 			    (11,507)
 Issuance of stock - private placement                     			 54,000
                                                      -----------    ----------
Net cash provided by (used in) financing activities        23,434        90,000
                                                      -----------    ----------

Increase (decrease) in cash                               (96,724)       41,870

Cash
   Beginning of period                                    105,998         3,355
                                                      -----------   -----------
   End of period                                      $     9,274   $    45,225
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

Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through March 31, 2004. The Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.


NOTE 4 - DEBT

Short-term lines of credit

In March 2003 the Company obtained a business credit card from Capital One Bank with a credit limit of $20,000 to facilitate the purchase of equipment and materials. Repayment of amounts due has been personally guaranteed by the Company's chief executive officer. Balances accrue interest at a fixed rate of 8.9% per annum. As of September 30, 2003, the outstanding balance on the credit card account was $17,750.

In October 2003 the Company refinanced $18,050 then outstanding on this credit card by transferring the balance to a new business credit card from Fleet National Bank. Repayment of amounts due on this credit card, which has a credit limit of $19,000, also has been personally guaranteed by the Company's chief executive officer. The account has a promotional interest rate of 0% through June 2004, adjusting to prime rate + 6% thereafter.

The account with Capital One Bank remains open and the credit line remains available for use by the Company if needed.


Capital Lease Obligations

During the first quarter of 2003 the Company incurred capital lease obligations totaling $43,002 in connection with the acquisition of equipment. The repayment of a four-year equipment lease obligation in the principal amount of $38,575 included in this total has been personally guaranteed by the Company's chief executive officer. As of September 30, 2003, the outstanding principal balance on this lease obligation was $32,212.


Notes Payable to Shareholder

In connection with a private financing in March 2002, the Company issued a $6,000, 6% note to one of its shareholders, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on December 31, 2003. In July 2002 the Company issued a $30,000, 8% note to this same shareholder payable initially on January 31, 2003. The due date of the note also was extended to September 30, 2003. The Company issued a $50,000, 6% note in June 2003 to this same shareholder payable on December 31, 2003. Payment of all three notes is secured by Company revenues.

In July 2003 the Company paid the July 2002, 8%, $30,000 note in full, as well as all remaining interest on the note.


NOTE 5 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consists of the following amounts:


                                                 Sept. 30,        December 31,
                                                    2003              2002
                                                -----------       -----------

    Accrued wages and payroll taxes             $   273,900       $   235,515
    Accrued consulting fees                          58,945            31,737
    Accrued bonuses                                  97,576            95,499
    Accrued vacation pay                             51,661            64,646
                                                -----------       -----------
                                                $   482,082       $   427,397
                                                ===========       ===========

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid in December 2002. Also at that time the Company's officers began receiving their current wages. During the first quarter of 2003 the Company's chief executive officer once again began deferring some of his current wages and, since April 2003, he has deferred all of his current wages. As of September 30, 2003, total such wages payable to the Company's chief executive and chief financial officers were $166,597 and $86,403, respectively.

The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of September 30, 2003, this individual is owed $41,175. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In connection with a private placement in March 2002 as detailed in Note 8, the Company paid $22,500 of bonuses accrued as of December 31, 2001 and $4,500 of consulting fees accrued as of that date through the conversion of such amounts to equity. The amount of accrued bonuses included in the table above that was payable to the Company's officers at September 30, 2003 is $72,500. Payment of accrued bonuses are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at September 30, 2003 is $47,635. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 6.


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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                 Sept. 30,        December 31,
                                                    2003              2002
                                                -----------       -----------

    Current officers                            $   623,576       $   574,249
    Current employees                                12,504            12,504
    Former officers, employees and consultants      320,103           320,103
                                                -----------       -----------

                                                $   956,183       $   906,856
                                                ===========       ===========

The amount reported above for deferred compensation payable to current officers consists of $476,327 payable to the Company's chief executive officer and $147,249 payable to its chief financial officer.

The conditions that would require repayment of deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to September 30, 2004. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 2003, a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


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


Stock options

The Company maintains a non-qualified stock option plan (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through June 2013. From January 1, 2003 through September 30, 2003, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                  ---------   -----    -----------    -----

Unexercised at January 1, 2003    4,523,058   $.43       4,129,058     $.45

    Granted                         313,415    .25         150,915      .25
    Becoming exercisable						 5,000      .25
    Exercised
    Lapsed                         (372,066)   .41        (247,066)     .60
                                  ---------            -----------

Unexercised at September 30, 2003 4,464,407   $.40       4,037,907     $.40
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

For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model with the following weighted average assumptions for 2003: volatility factor of 95%, average risk-free interest rate of 3.8%, zero dividend yield, and average expected term of eight years. As a result, for the nine months ended September 30, 2003, the Company recorded stock option compensation under SFAS No. 123 totaling $65,670 based on a weighted average fair value per share for options granted during 2003, 2002, 2001, and 2000 of $.17, $.15, $.19, and $.37, respectively. As was the case under APB Opinion No. 25, the amount of compensation expense is also credited to additional paid-in capital.

Had compensation cost for options granted been determined in prior periods consistent with the method of SFAS No. 123, the Company would have recorded additional compensation expense of $97,899 for the first nine months of 2002, and the Company's net loss and net loss per share for the nine months ended September 30, 2002 on a pro forma basis would have been as follows:


    Net loss - as reported                      $270,303
    Net loss - pro forma                        $368,202

    Net loss per share - as reported               $.012
    Net loss per share - pro forma                 $.017


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



Common stock reserved for future issuance

At September 30, 2003, a total of 11,516,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                            # of shares
      ----------------------------------------------        -----------

      Currently exercisable warrants expiring in
         December 2005, exercisable at $.50 per share           387,500
         March 2006, exercisable at $.50 per share              250,000
         April 2006, exercisable at $.50 per share              175,000
         March 2007, exercisable at $.25 per share              180,000
                                                            -----------
                                                                992,500

      Currently exercisable options                           4,037,907
      Granted options becoming exercisable in the future        426,500
      Options available for future grants                     1,599,925
      Conversion of note payable                                 60,000
      Conversion of preferred stock                           4,400,000
                                                            -----------

         Total shares reserved                               11,516,832


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

Furthermore, since its inception in 1980, the Company has generated cumulative net losses of approximately $23 million, and may continue to incur quarterly operating losses for the foreseeable future. Operating results have fluctuated significantly in the past on an annual and quarterly basis, and are expected to continue to fluctuate significantly from quarter to quarter for the foreseeable future. The business historically has not generated sufficient cash flow to fund operations without resorting to external sources of capital. The Company does not have any bank financing arrangements. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, although revenues are now providing most of the necessary operating cash.

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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of September 30, 2003, there were 21,592,669 shares of Common Stock issued and outstanding, with an additional 11,516,832 shares reserved for future issuance upon the conversion of preferred stock, the exercise of options and warrants, and the conversion of notes payable.


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

The same is true with respect to the Company's relationships with the U.S. Department of Defense (DoD) and its prime contractors. In many instances the Company is contractually prohibited from disclosing the name of the military customer and/or specific details about the work being performed unless permission has been obtained from the customer in advance.


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

As of November 15, 2003, the Company has seven full-time and three part-time employees, and engages the part-time services of a consultant who serves as its director of business development and technical program manager on government contracts. The Company also engages the services of several other technical and business consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


Strategic planning

The Company has come to realize that it lacks the resources to address issues such as piston manufacturing processes, durability testing, and cost analysis. Present Sonex technology development is being supported by U.S. Government funding, and the Company is also seeking committed business partners for further technical development and marketing of the various SCS engine applications. Sonex believes that having one or more such partners experienced in dealing with the engine and automotive industries on state-of-the-art technological developments may accelerate commercial acceptance of the SCS technology. Development efforts taking place currently under government contracts to Sonex could facilitate participation by the engine and automotive industries and thereby accelerate commercialization potential of the patented SCS technology for in-cylinder control of ignition and combustion. The Company currently is developing a marketing strategy targeting the most immediate business opportunity - the government sector, the success of which is expected to enhance marketing and commercialization efforts with industry.

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

The Company's Board of Directors and management will assess other strategic alternatives, which may include a sale of part or all of the Company or other corporate transactions, to permit Sonex shareholders to maximize the return on their investments.


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


                                   DARPA

In the fourth quarter of 2002 the Company was awarded a $744,246 contract by the U.S. Defense Advanced Research Projects Agency (DARPA) to begin the design and development of a heavy fuel conversion process for a gasoline automotive engine for potential use in a developmental unmanned aerial vehicle (UAV). This project focuses on the SCS Sonex Controlled Auto Ignition (SCAI) combustion process, an unthrottled, low compression ratio, sparkless, compression ignition process at gasoline compression ratios. (Sonex previously referred to this process as Stratified Charge, Radical Ignition - SCRI.) The primary objective of the DARPA program is to transfer the SCS SCAI heavy fuel design achieved in the Sonex single-cylinder laboratory engine to a modern six-cylinder, gasoline automotive engine, eliminate the spark ignition system, and produce the same power the engine originally produced on gasoline. As of November 15, 2003, Sonex has completed the laboratory configuration SCS HFE and has achieved initial operation on heavy fuel over a limited operating range. The Company will now conduct iterative testing to reach a final SCS piston design for heavy fuel operation over the complete engine range. Completion of this project is expected in early 2004.

The Company believes the availability of the resultant multi-cylinder, four-stroke heavy fuel engine from a successful outcome of the DARPA project could lead to use in other military engine programs such as small power boats, as well as having potential for use in the commercial marine market in pleasure boats for which a diesel fueled engine would be a safer alternative to the current gasoline engines which too often result in dangerous onboard fires. In addition, results from the DARPA project could be applied later to a gasoline powered version to achieve automotive engines with reduced fuel consumption and emissions. The time required to achieve technical feasibility could be reduced since the sparkless SCAI process can advantageously employ the centrally located spark plug hole of most production 4-valve per cylinder engines for the installation of the injector.


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



                                   SAIC

In the third quarter of 2002 the Company received a subcontract, initially funded for $200,000 and later increased to $281,947, from Science Applications International Corporation (SAIC), a large DoD prime contractor. Sonex was tasked to conduct a survey of commercially available two-stroke, spark ignited, gasoline engines of approximately 72 horsepower and, jointly with SAIC, select a candidate engine for a "best efforts" SCS conversion to start and operate on heavy fuels for use in a UAV weapon system. SAIC also awarded a subcontract to a competing firm to develop a heavy fuel conversion for a rotary engine already in production. SAIC and its military sponsor subsequently increased the targeted horsepower requirement to 100. Sonex and SAIC together selected a candidate gasoline engine, not yet in production, for conversion to heavy fuel.

Due to deficiencies found in operating the candidate engine on gasoline and concurrent fuel consumption problems experienced by the competing rotary engine operating on heavy fuel, in the first quarter of 2003 the DoD sponsor expressed a desire to have Sonex work with the competing rotary engine developer to focus on improving the fuel consumption of the rotary HFE. This joint effort was not formalized because work on the engine later was placed on hold while SAIC concentrated on resolving a number of technical issues with the flight vehicle. Subsequently, the prime contract to SAIC was terminated by the DoD in October 2003. Sonex now seeks to obtain the necessary funding from DoD to continue development of this HFE, and others, for use in intermediate size UAVs for varied missions.


                             DOD PRIME CONTRACTOR

In September 2003 the Company received a purchase order from another large DoD prime contractor to develop a combustion system to convert two different small gasoline engines to start and operate on heavy fuels for potential use in UAVs. The subcontract amount is $164,944, and work is expected to be completed during the first quarter of 2004.


Financial position and liquidity

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002. Its two officers voluntarily and at their own discretion deferred receipt of payment of significant portions of their current wages to reduce the Company's cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid in December 2002. Also at that time the Company's officers began receiving their current wages. During the first quarter of 2003 the Company's chief executive officer once again began deferring some of his current wages and, since April 2003, he has deferred all of his current wages. As of September 30, 2003, total such wages payable to the Company's chief executive and chief financial officers were $166,597 and $86,403, respectively.

The continued deferral of portions of current wages by the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated unpaid consulting fees, the majority of which amounts are payable to the individual who serves as the Company's director of business development and technical program manager on a part-time basis. As of September 30, 2003, this individual was owed $41,175. The amount and timing of payments for unpaid compensation owing to the Company's officers and this consultant will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former employees to defer payment of portions of their salaries as described in Note 6 to the accompanying unaudited financial statements.

As of September 30, 2003, the Company had available cash of $9,274 and accounts receivable of $159,434, the entire balance of which has been collected as of November 15, 2003. The Company historically has derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its SCS technology and, more recently, from government sources. In 2002, however, revenues increased substantially, providing cash to fund the majority of the Company's operating expenditure requirements for the year. All of the Company's revenue for 2002 and 2003 has been derived from development and demonstration contracts issued by a United States Government or DoD agency or prime contractor. In 2003 revenues from development and demonstration contracts are again expected, although there can be no assurance, to provide most of the cash necessary to fund operations.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations through March 31, 2004. The Company's prospects beyond that date are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives.

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


Results of operations

A net loss of $287,488 was recorded for the first nine months of 2003, as compared to $270,303 for the corresponding period in 2002, a increase of $17,185, or 6%. With the award of several significant contracts during the second half of 2002, revenue nearly tripled in the current year versus the prior year, with related increases in expenses to support the new work resulting in a slightly higher net loss in 2003.

[Note: In order to conform to the classifications used in 2003, certain amounts for 2002 presented in the prior year's financial statements as research and development expenses have been reclassified below to cost of revenue. The net loss for each period does not change as a result of these reclassifications.]


       Revenue and cost of revenue:

         Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------

   Defense/government revenue                         $  603,648     $  206,825
                                                      ==========     ==========


   Cost of revenue                                    $  403,931     $  100,904
                                                      ==========     ==========

Revenue increased substantially from the first nine months of 2002 to the first nine months of 2003, as during the second half of 2002 the Company was awarded three significant contracts and subcontracts from branches of the U.S. government and DoD and/or their prime contractors. The following is a listing of the three major new projects, descriptions of which appear earlier in this report.


      Subcontract  awarded by  Science  Applications  International  Corporation
      (SAIC), a large DoD prime contractor. Awarded third quarter of 2002. Initial funding of $200,000, later increased by $81,947. Work suspended in first quarter of 2003; the prime contract to SAIC was terminated by the DoD in October 2003.

      Prime contract awarded by the Defense Advanced Research Projects Agency (DARPA). Awarded fourth quarter of 2002. Total funding of $744,246. Completion expected in early 2004.

      Subcontract awarded by Compact Membrane Systems, Inc. (CMS) under its prime contract from the U.S. Department of Energy (DOE). Awarded fourth quarter of 2002. Total award to Sonex of $458,862, of which $100,000 is cost-shared (funded) by Sonex. Completion expected sometime in 2004.


Cost of Revenue primarily consists of direct labor charges and other direct expenditures, including those for consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. Cost of Revenue as a percentage of total revenue increased from 49% in 2002 to 67% in 2003.






       Research and development (R&D) expenses:

                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------

   Employee compensation, taxes & benefits            $  327,020     $  168,218
   Consulting fees                                        93,057         15,161
   Other expenses                                        164,755         91,207
                                                      ----------     ----------

   Total R&D expenses                                    584,832        274,586

   Less amounts classified as cost of revenue           (403,931)      (100,904)
                                                      ----------     ----------

   Net R&D expenses                                   $  180,901     $  173,682
                                                      ==========     ==========


The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total R&D expenses for the first nine months of the year increased by $310,246, or 113%, from 2002 to 2003. The largest component, employee compensation, increased by $158,802, or 94%, as additional personnel were hired during the second half of 2002 and the first half of 2003 to work on the new contracts received by the Company. Another factor was the recording of charges for stock option compensation in 2003 as the Company changed its method of accounting for stock-based compensation as described in Note 8 to the accompanying unaudited financial statements. Such charges, totaling $21,111 during the first nine months of 2003 versus none in 2002, represent the amortization over the related vesting period of charges associated with option grants made in prior years as well as in the current period. Consulting fees also increased significantly due to the engagement of a program manager and specialized technical consultants on the new contracts. The increase in other expenses primarily relates to higher purchases of parts, supplies and fabrication services to support the new contracts.


       General and administrative (G&A) expenses:


                                                          Nine months ended
                                                            September 30,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------


   Employee compensation, taxes & benefits            $  118,614     $   82,226
   Consulting fees                                        99,860         43,896
   Professional fees                                      29,082         33,991
   Other expenses                                         51,418         42,405
                                                      ----------     ----------

   Total G&A expenses                                 $  298,974     $  202,518
                                                      ==========     ==========

Total G&A expenses for the first nine months of the year increased by $96,456, or 48%, from 2002 to 2003. The largest component, employee compensation, increased by $36,388, or 44%, for a number of reasons. Total salaries were higher as a result of an increase in the salary (before deferral) of the Company's chief financial officer effective January 1, 2003, and the hiring of a part-time administrative assistant beginning in January 2003. Another factor was the recording of charges for stock option compensation in 2003 as the Company changed its method of accounting as mentioned previously. Such charges totaled $15,000 during the first nine months of 2003.

Consulting fees increased by $55,964, or 127%, from 2002 to 2003 as the Company has expanded its marketing and commercialization capabilities in 2003 by hiring specialized consultants to provide business advisory services in areas such as strategic alliances, federal marketing, and government procurement assistance. Such expenses in 2003 also include higher charges for stock option compensation, including charges related to options granted to directors in 2001, due to the change in accounting method mentioned above. Professional fees decreased by $4,909, or 14%, from 2002 to 2003, reflecting the termination in early 2003 of the Company's relationship with an investor relations firm engaged in the second quarter of 2002. This decrease was nearly offset by higher auditing fees, which more than doubled from 2002 to 2003 as the Company changed independent accountants for 2003 from a small local firm, which disbanded its public company audit practice, to a larger regional firm.

Other expenses increased by $9,013, or 21%, from 2002 to 2003 primarily due to higher office maintenance and equipment depreciation expenses associated with the increased level of business activity in 2003 over 2002.




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







                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of the Company's security holders held on September 16, 2003, the holders of the Company's Preferred Stock re-elected Mr. Lawrence H. Hyde to serve as a Preferred Stock Director to serve a term ending at the Annual Meeting in 2006. There were no Common Stock directors up for re-election, nor were there any other Common Stock proposals offered by the Board of Directors or presented by any shareholder. No other matters were submitted to a vote of security holders during the third quarter of 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
		   1998.
         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32 Certification of Form 10-QSB for the quarterly period ended September 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      During the third quarter of 2003, the Company filed the following Current Reports on Form 8-K:

             On September 24, 2003, to report on the Annual Meeting of the Company's security holders held on September 16, 2003.






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


November 19, 2003





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

Dated: November 19, 2003

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

Dated: November 19, 2003

        /s/ George E. Ponticas
        ----------------------
        George E. Ponticas
        Chief Financial Officer













                                     EXHIBIT 32

                              CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


November 19, 2003