Form 10QSB
period 2004-03-31
SONEX RESEARCH INC
filed 2004-05-19
CIK 723312

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2004


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

                                            YES   [x]       NO   [ ]



There were 25,992,669 shares of the Issuer's $.01 par value Common Stock outstanding at April 30, 2004.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of March 31, 2004 and December 31, 2003

Statements of operations and accumulated deficit for the three-month periods ended March 31, 2004 and 2003

Statements of paid-in capital for the period January 1, 2002 through March 31, 2004

Statements  of cash flows for the  three-month  periods ended March 31, 2004 and
2003

Notes to financial statements



































                              SONEX RESEARCH, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                       March 31,   December 31,
                           ASSETS                        2004          2003
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     22,195  $      7,616
 Accounts receivable                                       60,589       161,045
 Prepaid expenses                                          14,890        12,276
 Deferred charges                                          72,000
 Loans to officers and employees                           18,750        20,000
                                                     ------------  ------------
     Total current assets                                 188,424       200,937

Patents, net of accumulated amortization
 of $76,252 in 2004 and $77,140 in 2003                   187,854       202,518

Property and equipment, net of accumulated depreciation
 of $473,046 in 2004 and $465,246 in 2003                  95,205       103,005
                                                     ------------    ----------

        Total assets                                 $    471,483    $  506,460
                                                     ============    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     38,194    $   23,904
 Short-term lines of credit                                23,032        22,473
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress          18,707        42,834
 Current portion of capital lease obligations              19,072        18,413
 Notes and interest payable to shareholders               106,969        67,751
 Accrued compensation and benefits                        706,771       657,494
                                                     ------------    ----------
     Total current liabilities                            912,745       832,869
                                                     ------------    ----------

Capital lease obligations                                  28,673        33,698
                                                     ------------    ----------

Deferred compensation                                     968,066       965,450
                                                     ------------    ----------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value, 48,000,000 shares
   authorized, shares issued and outstanding:
   25,782,669 in 2004 and 21,592,669 in 2003              257,827       215,927
 Additional paid-in capital                            22,044,231    21,511,436
 Accumulated deficit                                  (23,733,256)  (23,046,389)
 Notes receivable from officers and employees             (22,203)      (21,931)
                                                     ------------   -----------

     Total stockholders' equity/(deficit)              (1,438,001)   (1,325,557)

Commitments (Note 12)
                                                     ------------   -----------

  Total liabilities and stockholders' equity         $    471,483   $   506,460
                                                     ============   ===========

    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                 Three months ended March 31,
                                               --------------------------------
                                                    2004               2003
                                               ------------        ------------

Revenue                                        $    134,740        $    174,329
                                               ------------        ------------

Costs and expenses
  Cost of revenue                                   183,251             108,426
  Research and development                           13,452              75,046
  General and administrative                        618,341              90,275
  Interest expense                                    6,850               2,719
                                               ------------        ------------
                                                    821,894             276,466
                                               ------------        ------------

Net loss from operations                           (687,154)           (102,137)

Investment income                                       287                 399
                                               ------------        ------------

Net loss                                           (686,867)           (101,738)

Accumulated deficit
     Beginning of period                        (23,046,389)        (22,640,911)
                                               ------------        -------------

     End of period                             $(23,733,256)       $(22,742,649)
                                               ============        ============


Weighted average number of common
     shares outstanding                          22,839,262          21,592,669
                                               ============        ============


Net loss per share (basic and diluted)              $ (.030)            $ (.005)
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




                              SONEX RESEARCH, INC.
                          STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)



                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- ------- -----------

Balance, January 1, 2002        1,540,001$15,400 21,212,669$212,127 $21,334,577

March private placement    $.15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                90,694
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2003      1,540,001 15,400 21,592,669 215,927  21,511,436

February per employment
 agreement                  .01                     800,000   8,000
February equity-based
 compensation per
 employment agreement                                                    90,000
February for compensation
 to officers and employee   .10                     250,000   2,500      22,500
February for consulting
 services                   .10                   1,530,000  15,300     137,700
March in payment of
 accrued compensation       .12                     200,000   2,000      22,000
March in payment of
 accrued consulting fees    .12                     200,000   2,000      22,000
March in connection with
 issuance of note payable   .12                      10,000     100       1,100
March for legal fees        .12                   1,000,000  10,000     110,000
March for directors fees    .12                     200,000   2,000      22,000
Stock option and warrant
 compensation                                               		105,495
                                --------- ------ ---------- -------  ----------

Balance, March 31, 2004         1,540,001$15,400 25,782,669$257,827 $22,044,231
                                ========= ====== ========== ======= ===========




    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------


Cash flows from operating activities
 Net loss                                              $(686,867)     $(101,738)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Depreciation                                            7,800          3,600
   Amortization of patents                                14,664          6,000
   Compensation from grant of stock options & warrants   105,495         25,666
   Charges paid in stock                                 413,200
   Current liabilities paid in stock                      48,000
   Accrued interest on loans to/notes from employees        (272)          (272)
   Accrued interest on notes to shareholder                  969            681
   (Increase) decrease in accounts receivable            100,456         41,101
   (Increase) decrease in prepaid expenses                (2,614)        (1,819)
   (Increase) decrease in deferred charges               (72,000)
   Increase (decrease) in accrued liabilities             63,567         (7,667)
   Increase (decrease) in billings in excess of costs    (24,127)        34,429
   Increase (decrease) in deferred compensation            2,616         15,577
                                                       ---------      ---------
Net cash provided by (used in) operating activities      (29,113)        15,558
                                                       ---------      ---------

Cash flows from investing activities
 (Increase) decrease in loans to/notes from employees      1,250
 Acquisition of property and equipment                                   (7,928)
 Additions to patents                                                    (1,262)
                                                       ---------      ---------
Net cash provided by (used in) investing activities        1,250         (9,190)
                                                       ---------      ---------

Cash flows from financing activities
 Issuance of notes payable to shareholders                50,000
 Payment of principal on notes to shareholders           (10,000)
 Payment of accrued interest on notes to shareholders     (1,751)
 Increase (decrease) in short-term lines of credit           559         (1,327)
 Reduction of capital lease obligations                   (4,366)        (1,404)
 Issuance of stock to officer                              8,000
                                                       ---------      ---------
Net cash provided by (used in) financing activities       42,442         (2,731)
                                                       ---------      ---------

Increase (decrease) in cash                               14,579          3,637

Cash
   Beginning of period                                     7,616        105,998
                                                       ---------      ---------

   End of period                                       $  22,195      $ 109,635
                                                       =========      =========


Non-cash transactions:
 Equipment acquired through capital lease obligations                 $  43,002
                                                                      =========


    The accompanying notes are an integral part of the financial statements.







                              SONEX RESEARCH, INC
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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


NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 3 - REVENUE RECOGNITION AND MAJOR CUSTOMERS

All of the Company's revenue is derived from development and demonstration contracts issued by a United States Government or Department of Defense (the "Government") agency or prime contractor. During the first quarter of 2004, the Company had three such customers.

Revenue is recognized upon the Company's completion of the milestones specified in each contract. Revenue and costs for these contracts that require the Company to provide stipulated services for a fixed price have been recognized using the percentage-of-completion method of accounting by relating contract costs incurred to date to total estimated contract costs at completion. In connection with contracts in progress, any excess of billings over costs incurred plus estimated profits is recorded as a current liability, while any excess of costs incurred over billings is recorded as a current asset, at the financial statement date.


NOTE 4 - LIQUIDITY

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. In late April 2004 the Company raised cash proceeds of $130,000 in connection with a private financing as further described in Note 13.

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until approximately September 30, 2004. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.


NOTE 5 - RESTRUCTURING COSTS

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The Company's new president is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. In connection with this change in business strategy, in February and March 2004 the Company entered into an employment agreement with its new president and executed other agreements for consulting services, obtained a short-term loan from a shareholder, authorized additional compensation to its officers and directors, and satisfied liabilities for accrued compensation, through the issuance of a substantial number of shares of common stock. Details of these transactions are presented in Note 11.


NOTE 6 - DEFERRED CHARGES

Deferred charges of $72,000 at March 31, 2004 represent compensation recorded in connection with the issuance of common stock under the terms of the employment agreement executed with the Company's new president in February 2004 as described in detail in Note 11. The amount recorded as a current asset as of March 31, 2004 is for compensation related to shares issued or to be issued but not vested as of that date. This amount will be amortized to expense on the vesting dates of the remaining shares through February 2005.


NOTE 7 - DEBT

Short-term lines of credit

The Company has obtained business credit cards from Capital One Bank with a credit limit of $22,500 and Fleet National Bank with a credit limit of $19,000. Repayment of amounts due has been personally guaranteed by the Company's chief executive officer. Balances in the Capital One account accrue interest at a fixed rate of 8.9% per annum, while the Fleet account has a promotional interest rate of 0% through June 2004, adjusting to prime rate + 6% thereafter. As of March 31, 2004, the outstanding balance on the account with Fleet was $14,500, while the balance on the account with Capital One Bank was $8,532.


Capital Lease Obligations

During 2003 the Company incurred new capital lease obligations in the principal amount of $50,753 in connection with the acquisition of equipment. The repayment of two, four-year equipment lease obligations in the principal amount of $46,598 included in this total has been personally guaranteed by the Company's chief executive officer. As of March 31, 2004, the aggregate outstanding principal balance on these two lease obligations was $34,511.


Notes Payable to Shareholder

In June 2003 the Company issued a $50,000, 6% note to one of its shareholders payable initially on December 31, 2003. The due date of this note has been extended to June 30, 2004. In March 2004 the Company issued a $50,000, 6% note to this same shareholder, payable on June 30, 2004. Payment of both notes is secured by Company revenues.

In connection with a private financing in March 2002, the Company issued a $6,000, 6% note to this shareholder, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on June 30, 2004.


NOTE 8 - ACCRUED COMPENSATION AND BENEFITS

Accrued compensation consists of the following amounts payable to current and former employees:


                                                 March 31,        December 31,
                                                    2004              2003
                                                -----------       -----------

     Accrued wages and payroll taxes            $   301,347       $   299,635
     Accrued consulting fees                        195,739           150,181
     Accrued bonuses                                152,961           154,068
     Accrued vacation pay                            56,724            53,610
                                                -----------       -----------

                                                $   706,771       $   657,494
                                                ===========       ===========

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid in December 2002. Also at that time the Company's officers began receiving their current wages. During the first quarter of 2003 the Company's chief executive officer once again began deferring some of his current wages and, from April 2003 through December 2003, he deferred all of his current wages. As of March 31, 2004, total such wages payable to the Company's chief executive and chief financial officers were $190,157 and $86,403, respectively.

The deferral of payment of such wages owed to the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated significant unpaid consulting fees, the majority of which amounts as of March 31, 2004 (a total of $139,180) are payable to three individuals, including the Company's chief executive officer who, as of January 2004, is being compensated as a consultant rather than as an employee. In March 2004 the Company paid $24,000 of such previously accrued consulting fees through the issuance of common stock.

The amount and timing of payments for unpaid compensation owing to the Company's officers and its consultants will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In March 2004 the Company paid $24,000 of such previously accrued bonuses through the issuance of common stock. The amount of accrued bonuses included in the table above that was payable to two of the Company's officers at March 31, 2004 is $98,500. Payment of such accrued bonuses is not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.

In February 2004 in connection with the execution of an employment agreement, the Company awarded a bonus of $33,000 to its new president, with payment of $25,000 of this amount being deferred until February 2006 under the terms of the employment agreement. The deferred portion is included with accrued bonuses in the table above.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at March 31, 2004 was $49,998. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.


NOTE 9 - DEFERRED COMPENSATION

In order to help conserve the Company's limited cash resources, all of the Company's current and former officers and certain of the Company's other employees for several years voluntarily deferred receipt of payment of significant portions of their authorized annual salaries at the request of the Board of Directors. A written agreement between these individuals and the Company was first executed in 1992 in connection with an indispensable $2 million private investment made by a venture capital group in exchange for the issuance of a new class of convertible preferred stock as described in Note 11. The individuals who are parties to this agreement have consented to the deferral of payment of amounts so accumulated until the Company has received licensing revenue of at least $2 million or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow such payment.

Under the terms of an employment agreement executed in February 2004, the Company's new president is deferring annually $68,000 of his $140,000 salary until March 2006 or until such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment.

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                 March 31,        December 31,
                                                    2004              2003
                                                -----------       -----------


     Current officers                           $   644,365       $   641,749
     Current employees                               12,504            12,504
     Former officers, employees and consultants     311,197           311,197
                                                -----------       -----------

                                                $   968,066       $   965,450
                                                ===========       ===========

The amount reported above for deferred compensation payable to current officers as of March 31, 2004 consists of $486,424 payable to the Company's chief executive officer and $155,326 payable to its chief financial officer. As of January 1, 2004, the Company's chief executive officer is being compensated as a consultant rather than a salaried employee, with related compensation not subject to the terms of the written agreement described above for the deferral of payment of current compensation. Also as of January 1, 2004, the Company's chief financial officer is no longer deferring any portion of his current salary.

The conditions that would require repayment of such deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to March 31, 2005. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.

The amount reported for current officers as of March 31, 2004 also includes $2,615 owed to the Company's new president in accordance with the terms of his employment agreement executed in February 2004. The agreement requires the new president to defer annually $68,000 of his $140,000 salary until the expiration of the agreement in March 2006 or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment.


NOTE 10 - INCOME TAXES

The Company has not incurred any federal or state income taxes since its inception due to operating losses. At December 31, 2003, the Company had net operating loss carryforwards of approximately $11.2 million available to offset future taxable income. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized. Since 1995 net operating loss carryforwards aggregating approximately $7.9 million have expired unused. Net operating loss carryforwards of approximately $1.2 million are scheduled to expire at the end of 2004.


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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of March 31, 2004 a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Stock options and other equity-based compensation

The Company maintains a non-qualified stock option plan created in 1987 (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through February 2014.

From January 1, 2004 through March 31, 2004, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2004     4,683,907   $.41     4,360,407      $.42

 Granted                              50,000    .25        50,000       .25
 Becoming exercisable                                      30,000       .25
 Exercised
 Lapsed                              (75,000)   .25
                                   ---------            ---------

Unexercised at March 31, 2004      4,658,907   $.41     4,440,407      $.41
                                   =========   ====     =========      ====

The Company accounts for stock options and other stock-based compensation under the fair value based method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-based Compensation". For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model which takes into account weighted average assumptions for stock price volatility, average risk-free interest rate of return, expected dividend yield, and average expected term. For the three months ended March 31, 2004 and 2003, in connection with options granted under the Plan, the Company recorded stock option compensation under SFAS No. 123 totaling $11,161 and $25,666, respectively. The amount of compensation expense is also credited to additional paid-in capital.

Under the terms of an employment agreement executed in February 2004, the Company's new president was granted a ten-year option, not under the Plan, to purchase 500,000 shares of common stock, which will vest and be exercisable in accordance with the schedule presented below. During the first quarter of 2004, the Company recorded compensation under SFAS No. 123 totaling $26,834 in connection with this option grant.


                                          Number         Exercise price
    Date becoming exercisable            of shares          per share
    -------------------------            ---------          ---------

    February 23, 2004                      100,000            $0.25
    August 23, 2004                        100,000            $0.50
    February 23, 2005                      100,000            $1.00
    August 23, 2005                        100,000            $1.50
    February 23, 2006                      100,000            $2.00


Under the terms of a consulting agreement effective in February 2004, the Company issued ten-year, immediately exercisable warrants to purchase 750,000 shares of common stock at the following prices: 250,000 shares at $.35, 250,000 shares at $.55, and 250,000 shares at $.75. During the first quarter of 2004, the Company recorded compensation under SFAS No. 123 totaling $67,500 in connection with this issuance of warrants.

Compensation expense associated with the grant of options and warrants is summarized as follows:

                                                      Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------

        Option grants under Plan                $    11,161       $    25,666
        Other option grants                          26,834
        Issuance of warrants                         67,500
                                                -----------       -----------

                                                $   105,495       $    25,666
                                                ===========       ===========


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

Also under the terms of the February 2004 employment agreement mentioned above, the Company will issue to its new president a total of 1,000,000 shares of common stock for cash of $.01 per share. Of this total, the new president currently purchased 800,000 shares, with 200,000 of these shares having been transferred to the new president upon execution of agreement, and the remaining shares being held in escrow pending vesting of 200,000 shares at a time in three, six and nine months. The Company is obligated to issue to its new president an additional 200,000 shares of common stock for cash of $.01 per in February 2005. With respect to this total of 1 million shares, the $.09 per share discount between the purchase price and the market price of the stock of $.10 per share on the effective date of the employment agreement is accounted for as compensation for a total amount of $90,000. As of March 31, 2004, the Company has charged to expense compensation of $18,000 for the shares which vested immediately, and has recorded $72,000 in deferred charges as a current asset and will amortize such charges to expense on the vesting dates of the remaining shares.

Also in connection with the consulting agreement mentioned above, in February 2004 the Company issued 1,530,000 shares of common stock and has reserved for issuance during the second quarter of 2004 an additional 420,000 shares. With respect to this total of 1,950,000 shares, during the first quarter of 2004 the Company has charged to expense compensation of $195,000 based on the market price of the stock of $.10 per share on the effective date of the consulting agreement, of which total $42,000 has been recorded as accrued consulting fees as of March 31, 2004 relating to the shares remaining to be issued under the consulting agreement.

Also during the first quarter of 2004, the Company recorded additional compensation through the issuance of shares of common stock as set forth below.


                                            Price/
             Description                    share   # of shares     Expense
       --------------------------           -----   -----------   ----------

  Compensation to officers and employees    $.10        250,000   $   25,000
  Upon execution of agreement with new
    legal counsel                            .12      1,000,000      120,000
  Compensation to independent director       .12        200,000       24,000
                                                    -----------   ----------

  Total                                               1,450,000   $  149,000
                                                    ===========   ==========


In March 2004 the Company satisfied liabilities for accrued compensation and consulting fees through the issuance of shares of common stock as set forth below.

                                            Price/
             Description                    share   # of shares     Amount
       --------------------------           -----   -----------   ----------

  Accrued bonus compensation payable
    to officer                               $.12       200,000   $   24,000
  Accrued consulting fees                     .12       200,000       24,000
                                                    -----------   ----------

  Total                                                 400,000   $   48,000
                                                    ===========   ==========


The issuance of the shares of common stock and warrants to purchase shares of common stock described above were exempt from the registration requirements of
Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act. Certain of the shareholders have been granted registration rights with respect to their shares.


Common stock reserved for future issuance

At March 31, 2004, a total of 13,386,832 shares of common stock were reserved by the Company for issuance for the following purposes:



                         Purpose                                    # of shares
      ----------------------------------------------                -----------

  Currently exercisable warrants expiring in
     December 2005, exercisable at $.50 per share                       387,500
     March 2006, exercisable at $.50 per share                          250,000
     April 2006, exercisable at $.50 per share                          175,000
     March 2007, exercisable at $.25 per share                          180,000
     February 2014, exercisable at $.35 per share                       250,000
     February 2014, exercisable at $.55 per share                       250,000
     February 2014, exercisable at $.75 per share                       250,000
                                                                    -----------
                                                                      1,742,500

  Currently exercisable options under Plan                            4,440,407
  Granted options becoming exercisable in the future under Plan         218,500
  Options available for future grants under Plan                      1,405,425
  Currently exercisable options outside of Plan                         100,000
  Granted options becoming exercisable in the future outside of Plan    400,000
  Reserved for issuance to president in February 2005                   200,000
  Reserved for issuance under consulting agreement in May 2004          420,000
  Conversion of note payable                                             60,000
  Conversion of preferred stock                                       4,400,000
                                                                    -----------

     Total shares reserved                                           13,386,832
                                                                    ===========


NOTE 12 - COMMITMENTS

In February 2004 the Company entered into an employment agreement with its new president which expires in March 2006. The agreement provides for an annual salary of $140,000, of which $68,000 must be deferred annually until the expiration of the agreement or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment.

Pursuant to the terms of the March 2004 agreement with new legal counsel, the Company is obligated to remit a cash retainer of $50,000 by June 30, 2004.

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


NOTE 13 - SUBSEQUENT EVENT

In a private financing transaction in late April 2004, the Company raised $130,000 through the issuance of 520,000 shares of the Company's common stock and warrants to purchase an additional 520,000 shares of common stock at $.35 per share through May 6, 2006. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.




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

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The Company's new president is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. There is no assurance, however, that the Company will be able to complete and implement an updated business plan.


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


   o ability to generate cash flow from revenue or to secure financing necessary to fund future operations
   o ability to complete technology development and demonstration programs, demonstrate commercial viability of SCS technology and execute licensing agreements that produce significant revenue
   o ability to maintain and protect the Company's patents and proprietary information
   o  ability to attract and retain skilled  personnel
   o ability to secure a long-term lease for the Company's existing facility or to secure an alternative location
   o  changes in general economic conditions
   o competition from companies which have substantially greater financial, technical and marketing resources than does the Company


Furthermore, since its inception in 1980, the Company has generated cumulative net losses of over $23 million, and anticipates incurring operating losses for the foreseeable future. Operating results have fluctuated significantly in the past on an annual and quarterly basis, and are expected to continue to fluctuate significantly from quarter to quarter for the foreseeable future. The business historically has not generated sufficient cash flow to fund operations without resorting to external sources of capital. The Company does not have any bank financing arrangements. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, although revenues have provided most of the necessary operating cash for the last two years.

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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of March 31, 2004, there were 25,782,669 shares of Common Stock issued and outstanding, with an additional 13,386,832 shares reserved for future issuance, primarily upon the conversion of preferred stock and the exercise of options and warrants.


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


Financial position and liquidity

The Company operated under severe cash flow difficulties for extended periods during 2001 and 2002, prompting its two officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. With the generation of cash flow from revenues earned under contracts awarded to the Company during the second half of 2002, some of the amounts owed to the Company's officers were repaid in December 2002. Also at that time the Company's officers began receiving their current wages. During the first quarter of 2003 the Company's chief executive officer once again began deferring some of his current wages and, from April 2003 through December 2003, he has deferred all of his current wages. As of March 31, 2004, total such wages payable to the Company's chief executive and chief financial officers were $190,157 and $86,403, respectively. Similarly, the Company has accumulated significant unpaid consulting fees, the majority of which amounts as of March 31, 2004 (a total of $139,180) are payable to three individuals, including the Company's chief executive officer who, as of January 2004, is being compensated as a consultant rather than as an employee.

The deferral of payment of current compensation owed to the Company's officers and consultants cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. The amount and timing of payments for unpaid compensation owing to the Company's officers and its consultants will be determined at the discretion of the Company's officers; however, all such unpaid compensation is payable upon demand, as these amounts are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9 to the accompanying financial statements.

As of March 31, 2004, the Company had available cash and equivalents of approximately $22,195 and accounts receivable, including contract costs incurred but not yet billed, of $60,589. All such receivables have been collected by the Company as of the date of this report. In addition, in late April 2004 the Company raised cash proceeds of $130,000 in connection with a private financing as further described in Note 13 to the accompanying financial statements.

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until approximately September 30, 2004. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.

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


Results of operations

A net loss of $686,867 was recorded for the first quarter of 2004, as compared to $101,738 for the corresponding period in 2003, an increase of $585,129. Slightly lower revenue and substantially higher total expenses, a significant portion of which expenses relate to the restructuring undertaken by the Company, accounted for the much larger net loss in the current period.


       Revenue and cost of revenue:

                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------


       Revenue                                  $    134,740     $    174,329
                                                ============     ============

       Cost of revenue                          $    183,251     $    108,426
                                                ============     ============


Revenue decreased by $39,589, or 23%, from the first quarter of 2003 to the first quarter of 2004, as work wound down in 2004 on two major projects from branches of the U.S. government and DoD and/or their prime contractors which were awarded to the Company during the second half of 2002. Combined revenue from these two projects decreased from $118,624 in the first quarter of 2003 to $91,947 in the current period. Management believes the prospects are good, although there can be no assurance, that in the near future it will receive a follow-on award to the larger of these two contracts from the Defense Advanced Research Projects Agency (DARPA) for heavy fuel engine technology development. With respect to the second, a subcontract for the Company's diesel emission reduction technology from Compact Membrane Systems, Inc. (CMS) under its prime contract from the U.S. Department of Energy (DOE), the Company has received an indication from the DOE that funding to Sonex for this project will not be continued.

Cost of revenue primarily consists of direct labor charges and other direct expenditures, including those for technical consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. While cost of revenue during the first quarter of 2003 was 62% of revenue, in the first quarter of 2004 cost of revenue substantially exceeded revenue, primarily due to significant, unanticipated project cost overruns.



       Research and development (R&D) expenses:

                                                     Three months ended
                                                          March 31,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------

  Employee compensation, taxes & benefits       $     73,871     $    103,072
  Consulting fees                                     47,544           30,955
  Other expenses                                      75,288           49,445
                                                ------------     ------------

  Total R&D expenses                                 196,703          183,472
  Less amounts classified as cost of revenue        (183,251)        (108,426)
                                                -------------    ------------

  Net R&D expenses                              $     13,452     $     75,046
                                                ============     ============

The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total R&D expenses for the first three months of the year increased by $13,231, or 7%, from 2003 to 2004, as a reduction in overall employee compensation was more than offset by higher consulting fees and other expenses. Employee compensation decreased by $29,201, or 28%, as slight increases resulting from higher salary rates in 2004 were more than offset by significant decreases relating to the termination in the second half of 2003 of the employment of one engineer and the change in status as of January 2004 of the Company's chief scientist and CEO from salaried employee to consultant. This change in status accounted for the increase in consulting fees of $16,589, or 54%, from 2003 to 2004.

The increase in other expenses of $25,843, or 52%, from 2003 to 2004 reflects charges incurred in the first quarter of 2004 for outside machining and fabrication services for components for ongoing funded projects and the write-off of unamortized patent costs on certain older foreign patents abandoned by the Company.



       General and administrative (G&A) expenses:


                                                     Three months ended
                                                          March 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------     -------------

  Employee compensation, taxes & benefits       $    131,678     $      50,401
  Consulting fees                                    310,907            18,380
  Professional fees                                  134,798            11,526
  Other expenses                                      40,958             9,968
                                                ------------     -------------

  Total G&A expenses                            $    618,341     $      90,275
                                                ============     =============


Total G&A expenses for the first three months of the year increased nearly seven-fold from the comparable period in the prior year, largely due to substantial charges incurred with the hiring of a new president who is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise.

Employee compensation increased by $81,277 from 2003 to 2004, as charges for the compensation of the new president totaled $83,218. This figure includes amounts related to stock and stock option compensation, the award of a cash bonus for which payment is being deferred until 2006, and salary. The Company's new president is deferring payment of nearly 50% of his annual salary. Charges in 2004 also include bonus compensation valued at $10,000 paid in stock to the Company's chief financial officer. These increases were slightly offset by lower expenses for clerical help and lower stock option compensation charges for other employees in 2004 versus 2003.

Consulting fees in 2004 include charges aggregating $262,500 associated with a consulting agreement effective in February 2004 for services to assist in the transition of the Company into a technology and manufacturing enterprise under the updated business plan being developed. Such charges consist of $195,000 for the value of common stock issuable and $67,500 for the estimated fair value of warrants to purchase common stock.

The increase in professional fees of $123,272 from 2003 to 2004 is almost entirely due to a charge in the first quarter of 2004 for a non-refundable retainer to the Company's new securities legal counsel payable in stock valued at $120,000.

The increase in other expenses of $30,990 from 2003 to 2004 is related almost entirely to stock-based compensation in the first quarter of 2004 for outside directors.




ITEM 3.       CONTROLS AND PROCEDURES

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


Internal Control over Financial Reporting

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. Due to its small size and limited financial resources, however, the Company's chief financial officer, a member of management, has been the only employee involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash and equivalents in the hands of the same employee. Usually, this lack of segregation of duties represents a material weakness in a company's internal control over financial reporting; however, based on the demonstrated integrity and trustworthiness of the Company's chief financial officer and the oversight provided by the Company's independent accountants, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets as a result of this potentially potential material weakness in the Company's internal control over financial reporting, and that, under the circumstances, internal control over financial reporting has been as effective as is possible.

As of April 2004, the Board of Directors has implemented additional internal controls by assigning certain responsibilities for the handling of incoming cash to the new president of the Company. There have been no other changes in the Company's internal control over financial reporting since March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As soon as is practical, the Board of Directors will consider the assignment of specific duties for various other aspects of internal control over financial reporting to its chief executive officer and its president.




                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

In the first quarter of 2004, the Company issued an aggregate of 4,190,000 shares of common stock and options and warrants to purchase an aggregate of 1,250,000 shares of common stock, without registration under the Securities Act of 1933 (the "Securities Act"), as follows:


      In February 2004 under the terms of an employment agreement, the Company issued to its new president 800,000 shares of common stock for cash of $.01 per share. Of this total, 200,000 shares have been transferred to the new president upon execution of the agreement, and the remaining shares are being held in escrow pending vesting of 200,000 shares at a time in three, six and nine months. The Company is also obligated to issue to its new president an additional 200,000 shares of common stock for cash of $.01 per in February 2005. In addition, the Company's new president was granted a ten-year option, not under the Company's 1987 Non-Qualified Stock Option Plan (as amended), to purchase 500,000 shares of common stock, which will vest and be exercisable in accordance with the following schedule.


                                                Number         Exercise price
          Date becoming exercisable            of shares          per share
          -------------------------            ---------          ---------

          February 23, 2004                      100,000            $0.25
          August 23, 2004                        100,000            $0.50
          February 23, 2005                      100,000            $1.00
          August 23, 2005                        100,000            $1.50
          February 23, 2006                      100,000            $2.00


      In February 2004 under the terms of a consulting agreement, the Company issued 1,530,000 shares of common stock and has reserved for issuance during the second quarter of 2004 an additional 420,000 shares for services valued at $.10 per share. Also in connection with this agreement, the Company issued ten-year, immediately exercisable warrants to purchase 750,000 shares of common stock at the following prices: 250,000 shares at $.35, 250,000 shares at $.55, and 250,000 shares at $.75.

      In February 2004 the Company issued an aggregate of 250,000 shares of common stock to its officers and employees as bonus compensation valued at $.10 per share.

      In March 2004 the Company issued 10,000 shares of common stock valued at $.12 per share in connection with the issuance of a note payable to a shareholder.

      In March 2004 upon execution of an agreement with new legal counsel, the Company issued 1,000,000 shares of common stock for services valued at $.12 per share.

      In March 2004 the Company satisfied liabilities for accrued compensation and consulting fees through the issuance of an aggregate of 400,000 shares of common stock valued at $.12 per share.

      In March 2004 the Company issued 200,000 shares of common stock to one of its independent directors for services valued at $.12 per share.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
       10.2 Employment Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       10.3 Stock Option Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
         21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. -
               Delaware (both are inactive subsidiaries).
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification of Form 10-QSB for the year ended December 31, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

      During the first quarter of 2004, the Company filed the following Current Reports on Form 8-K:


        On February 5, 2004, to report on changes to its Board of Directors.

        On February 25, 2004, to report on the hiring of a new president.





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SONEX RESEARCH, INC.
                                     (Registrant)



May 18, 2004             By:               /s/ Andrew A. Pouring
                                --------------------------------------------
                                Andrew A. Pouring
                                Principal Executive Officer



May 18, 2004             By:               /s/ George E. Ponticas
                                ---------------------------------------------
                                George E. Ponticas
                                Principal Financial and Accounting Officer






                                                                Exhibit 31.1


                    Certification of Chief Executive Officer Pursuant to
               Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002


I, Andrew A. Pouring, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending March 31, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

Dated: May 18, 2004

        /s/ Andrew A. Pouring
        ---------------------
        Andrew A. Pouring
        Chief Executive Officer



                                                                  Exhibit 31.2


              Certification of Chief Financial Officer Pursuant to
         Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as Adopted
            Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002


I, George E. Ponticas, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending March 31, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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


Dated: May 18, 2004

        /s/ George E. Ponticas
        ---------------------
        George E. Ponticas
        Chief Financial Officer


                                                           Exhibit 32.1


                                   CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



May 18, 2004