Form 10QSB
period 2004-06-30
SONEX RESEARCH INC
filed 2004-08-19
CIK 723312

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2004


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

                                            YES   [x]       NO   [ ]



There were 26,932,669 shares of the Issuer's $.01 par value Common Stock outstanding at July 31, 2004.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of June 30, 2004 and December 31, 2003

Statements of operations and accumulated deficit for the three- and six-month periods ended June 30, 2004 and 2003

Statements of paid-in capital for the period January 1, 2002 through June 30,
2004

Statements of cash flows for the six-month periods ended June 30, 2004 and 2003

Notes to financial statements




































                              SONEX RESEARCH, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                        June 30,   December 31,
                           ASSETS                         2004         2003
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     10,031  $      7,616
 Accounts receivable                                                    161,045
 Prepaid expenses                                          21,493        12,276
 Deferred charges                                          54,000
 Deferred financing costs                                  32,059
 Loans to officers and employees                           16,000        20,000
                                                     ------------  ------------
     Total current assets                                 133,583       200,937

Patents, net of accumulated amortization
 of $80,002 in 2004 and $77,140 in 2003                   185,448       202,518

Property and equipment, net of accumulated depreciation
 of $350,254 in 2004 and $465,246 in 2003                  96,194       103,005
                                                     ------------    ----------

        Total assets                                 $    415,225    $  506,460
                                                     ============    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     42,141    $   23,904
 Short-term lines of credit                                34,910        22,473
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress                        42,834
 Current portion of capital lease obligations              21,136        18,413
 Notes and interest payable to shareholders               108,572        67,751
 Accrued compensation and benefits                        669,386       657,494
                                                     ------------    ----------
     Total current liabilities                            876,145       832,869
                                                     ------------    ----------

Capital lease obligations                                  26,601        33,698
                                                     ------------    ----------

Deferred compensation                                     984,123       965,450
                                                     ------------    ----------

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value, 48,000,000 shares
   authorized, shares issued and outstanding:
   26,932,669 in 2004 and 21,592,669 in 2003              269,327       215,927
 Additional paid-in capital                            22,270,784    21,511,436
 Accumulated deficit                                  (24,004,681)  (23,046,389)
 Notes receivable from officers and employees             (22,474)      (21,931)
                                                     ------------   -----------

     Total stockholders' equity/(deficit)              (1,471,644)   (1,325,557)

Commitments (Note 12)
                                                     ------------   -----------

  Total liabilities and stockholders' equity         $    415,225   $   506,460
                                                     ============   ===========

    The accompanying notes are an integral part of the financial statements.







                              SONEX RESEARCH, INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    2004        2003        2004        2003
                                 ----------  ----------  ----------  ----------

Revenue                          $   59,035  $  214,573  $  193,775  $  388,902
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                    103,186     162,718     286,437     271,144
 Research and development             9,831      44,089      23,283     119,135
 General and administrative         216,092      89,848     834,433     180,123
 Interest expense                     1,653       1,202       8,503       3,921
                                 ----------  ----------  ----------  ----------
                                    330,762     297,857   1,152,656     574,323
                                 ----------  ----------  ----------  ----------

Net loss from operations           (271,727)    (83,284)   (958,881)   (185,421)

Interest income                         302         363         589         762
                                 ----------  ----------  ----------  ----------

Net loss                           (271,425)    (82,921)   (958,292)   (184,659)

Accumulated deficit
 Beginning of period            (23,733,256)(22,742,649)(23,046,389)(22,640,911)
                                 ----------  ----------  ----------  ----------

 End of period                  (24,004,681)(22,825,570)(24,004,681)(22,825,570)
                                 ==========  ==========  ==========  ==========



Weighted average number of
 common shares outstanding       26,635,416  21,592,669  24,737,339  21,592,669
                                 ==========  ==========  ==========  ==========



Net loss per share (basic
 and diluted)                       $ (.010)    $ (.004)    $ (.039)    $ (.009)
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




                              SONEX RESEARCH, INC.
                          STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)



                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- ------- -----------

Balance, January 1, 2002        1,540,001$15,400 21,212,669$212,127 $21,334,577

March private placement    $.15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                90,694
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2003      1,540,001 15,400 21,592,669 215,927  21,511,436

February per employment
 agreement                  .01                     800,000   8,000
February equity-based
 compensation per
 employment agreement                                                    90,000
February for compensation
 to officers and employee   .10                     250,000   2,500      22,500
February for consulting
 services                   .10                   1,530,000  15,300     137,700
March in payment of
 accrued compensation       .12                     200,000   2,000      22,000
March in payment of
 accrued consulting fees    .12                     200,000   2,000      22,000
March in connection with
 issuance of note payable   .12                      10,000     100       1,100
March for legal fees        .12                   1,000,000  10,000     110,000
March for directors fees    .12                     200,000   2,000      22,000
April for consulting
 services                   .10                     420,000   4,200      37,800
April for consulting
 services                   .16                     210,000   2,100      31,500
April private placement     .25                     520,000   5,200     124,800
Stock option and warrant
 compensation                                                           137,948
                                --------- ------ ---------- ------- -----------

Balance, June 30, 2004          1,540,001$15,400 26,932,669$269,327 $22,270,784
                                ========= ====== ========== ======= ===========




    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------

Cash flows from operating activities
 Net loss                                             $  (958,292)  $  (184,659)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
   Depreciation                                            14,750        13,600
   Amortization of patents                                 18,414        11,200
   Compensation from grant of stock options & warrants    137,948        51,673
   Charges paid in stock                                  488,800
   Current liabilities paid in stock                       48,000
   Accrued interest on loans to/notes from employees         (543)         (544)
   Accrued interest on notes to shareholder                 2,572         1,418
   (Increase) decrease in accounts receivable             161,045       (91,791)
   (Increase) decrease in prepaid expenses                 (9,217)       (4,158)
   (Increase) decrease in deferred charges                (54,000)
   Increase (decrease) in accrued liabilities              30,129        17,197
   Increase (decrease) in billings in excess of costs     (42,834)       45,088
   Increase (decrease) in deferred compensation            18,673        33,750
                                                      -----------    ----------

Net cash provided by (used in) operating activities      (144,555)     (107,226)
                                                      -----------    ----------


Cash flows from investing activities
   Decrease in loans to/notes from employees                4,000
   Acquisition of property and equipment                   (3,383)      (13,815)
   Additions to patents                                    (1,344)       (3,977)
                                                      -----------    ----------

Net cash provided by (used in) investing activities          (727)      (17,792)
                                                      -----------    ----------

Cash flows from financing activities
   Issuance of stock private placement                    130,000
   Issuance of stock to officer                             8,000
   (Increase) decrease in deferred financing costs        (32,059)
   Increase (decrease) in short-term lines of credit       12,437        18,357
   Issuance of notes payable to shareholders               50,000        50,000
   Payment of principal on notes to shareholders          (10,000)
   Payment of accrued interest on notes to shareholders    (1,751)       (1,327)
   Reduction of capital lease obligations                  (8,930)       (7,989)
                                                      -----------    ----------

Net cash provided by (used in) financing activities       147,697        59,041
                                                      -----------    ----------

Increase (decrease) in cash                                 2,415       (65,977)

Cash
   Beginning of period                                      7,616       105,998
                                                      -----------    ----------

   End of period                                      $    10,031   $    40,021
                                                      ===========   ===========


Non-cash transactions:
  Equipment acquired through capital
  lease obligations                                   $     4,556   $    43,002
                                                      ===========   ===========


    The accompanying notes are an integral part of the financial statements.







                              SONEX RESEARCH, INC
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - THE COMPANY

Sonex Research, Inc. has developed a proprietary technology, known as the Sonex Combustion System (SCS), which improves the combustion of fuel in internal combustion engines through modification of the pistons in large engines or the cylinder heads in small engines. The SCS achieves in-cylinder control of ignition and combustion to increase fuel mileage of gasoline engines, reduce emissions of diesel engines, and permit small gasoline engines to run on safer diesel-type fuels. The Company's objective is to execute broad agreements with engine and parts manufacturers for industrial production of SCS components under license from Sonex. In 2004 the Company is developing and implementing an updated business plan, the primary goal of which is to transition from a research and development company into a technology and manufacturing enterprise. A key goal of the updated business plan is to expand the Company's environmentally friendly technology base into related fields such as noise and vibration control.


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

Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 3 - REVENUE RECOGNITION AND MAJOR CUSTOMERS

All of the Company's revenue is derived from development and demonstration contracts issued by a United States Government or Department of Defense (the "Government") agency or prime contractor. During the second quarter of 2004, the Company had an active contract with only one such customer.

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


NOTE 5 - RESTRUCTURING COSTS

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The Company's new president is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. In connection with this change in business strategy, in February and March 2004 the Company entered into an employment agreement with its new president and executed other agreements for consulting services and legal representation, obtained a short-term loan from a shareholder, authorized additional compensation to its officers and directors, and satisfied liabilities for accrued compensation, through the issuance of a substantial number of shares of common stock. Details of these transactions are presented in Note 11.


NOTE 6 - DEFERRED CHARGES

Deferred charges of $54,000 at June 30, 2004 represent compensation recorded in connection with the issuance of common stock under the terms of the employment agreement executed with the Company's new president in February 2004 as described in detail in Note 11. The amount recorded as a current asset as of June 30, 2004 is for compensation related to shares issued or to be issued but not vested as of that date. This amount will be amortized to expense on the vesting dates of the remaining shares through February 2005.


NOTE 7 - DEBT

Short-term lines of credit

The Company has obtained business credit cards from Capital One Bank with a credit limit of $22,500 and Fleet National Bank with a credit limit of $19,000. Repayment of amounts due has been personally guaranteed by the Company's Chairman. Balances in the Capital One account accrue interest at a fixed rate of 8.9% per annum, while the Fleet account has a promotional interest rate of 1.9% through September 2004, adjusting to prime rate + 6% thereafter. As of June 30, 2004, the outstanding balance on the account with Fleet was $18,051, while the balance on the account with Capital One Bank was $16,859.




Capital Lease Obligations

During 2003 the Company incurred new capital lease obligations in the principal amount of $50,753 in connection with the acquisition of equipment. The repayment of two, four-year equipment lease obligations in the principal amount of $46,598 included in this total has been personally guaranteed by the Company's Chairman. As of June 30, 2004, the aggregate outstanding principal balance on these two lease obligations was $32,718.


Notes Payable to Shareholder

In June 2003 the Company issued a $50,000, 6% note to one of its shareholders payable initially on December 31, 2003. The due date of this note has been extended to September 30, 2004. In March 2004 the Company issued a $50,000, 6% note to this same shareholder, initially payable on June 30, 2004. The due date of this note also has been extended to September 30, 2004. Payment of both notes is secured by Company revenues.

In connection with a private financing in March 2002, the Company issued a $6,000, 6% note to this shareholder, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on September 30, 2004.

Accrued interest on these notes of $2,572 is included in the June 30, 2004 balance shown in the accompanying balance sheet.


NOTE 8 - ACCRUED COMPENSATION AND BENEFITS

Accrued  compensation  consists of the following  amounts:


                                                  June 30,         December 31,
                                                    2004              2003
                                                -----------       -----------

   Accrued wages and payroll taxes              $   305,490       $   299,635
   Accrued consulting fees                          154,216           150,181
   Accrued bonuses                                  151,076           154,068
   Accrued vacation pay                              58,604            53,610
                                                -----------       -----------

                                                $   669,386       $   657,494
                                                ===========       ===========


The Company has operated under severe cash flow difficulties for extended periods since 2001, prompting its officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. The total of accrued wages and payroll taxes shown above consists entirely of amounts payable to the Company's officers. The deferral of payment of such wages owed to the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated significant unpaid consulting fees, the majority of which amounts as of June 30, 2004 (a total of $148,505) are payable to three individuals, including the Company's Chairman who, as of January 2004, is being compensated as a consultant rather than as an employee. In March 2004 the Company paid $24,000 of such previously accrued consulting fees through the issuance of common stock.

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

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In March 2004 the Company paid $24,000 of such previously accrued bonuses through the issuance of common stock. The amount of accrued bonuses included in the table above that was payable to two of the Company's officers at June 30, 2004 is $98,500. Payment of such accrued bonuses is not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.

In February 2004 in connection with the execution of an employment agreement, the Company awarded a bonus of $33,000 to its new president, with payment of $25,000 of this amount being deferred until February 2006 under the terms of the employment agreement. The deferred portion is included with accrued bonuses in the table above.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at June 30, 2004 was $52,017. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.


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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                  June 30,         December 31,
                                                    2004              2003
                                                -----------       -----------

  Current officers                              $   662,672       $   641,749
  Current employees                                  12,504            12,504
  Former officers, employees and consultants        308,947           311,197
                                                -----------       -----------

                                                $   984,123       $   965,450
                                                ===========       ===========


The conditions that would require repayment of such deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to June 30, 2005. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.

The amount reported for current officers as of June 30, 2004 also includes $20,923 owed to the Company's new president in accordance with the terms of his employment agreement executed in February 2004. The agreement requires the new president to defer annually $68,000 of his $140,000 salary until the expiration of the agreement in March 2006 or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment.


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


NOTE 11 - CAPITAL STOCK

Authorized capital stock

The Company is presently authorized to issue 48 million shares of $.01 par value common stock and 2 million shares of $.01 par value convertible preferred stock. All of the authorized shares of preferred stock were issued for $2 million in February 1992 (the "Preferred Stock Investment") to a small number of individuals who qualified as "accredited investors" pursuant to Rule 501 of Regulation D of the Securities Act of 1933 (the "Act") and to Proactive Partners, L.P. and certain of its affiliates ("Proactive"), who became the largest beneficial owner of the Company's common stock by virtue of the acquisition of the convertible preferred stock and common stock purchase warrants.

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of June 30, 2004 a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placement of common equity

In a private financing transaction in late April 2004, the Company raised $130,000 through the issuance of 520,000 shares of the Company's common stock and warrants to purchase an additional 520,000 shares of common stock exercisable at $.25 per share through May 31, 2006. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.


Stock options and other equity-based compensation

The Company maintains a non-qualified stock option plan created in 1987 (the "Plan") which has made available for issuance a total of 7.5 million shares of common stock. All directors, full-time employees and consultants to the Company are eligible for participation. Option awards are determined at the discretion of the Board of Directors. Upon a change in control of the Company, all outstanding options granted to employees and directors become vested with respect to those options which have not already vested. Options outstanding expire at various dates through April 2014.

From January 1, 2004 through June 30, 2004, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2004     4,683,907   $.41     4,360,407      $.42

  Granted                            150,000    .25       125,000       .25
  Becoming exercisable                                     30,000       .25
  Exercised
  Lapsed                            (100,000)   .25       (25,000)      .25
                                   ---------            ---------


Unexercised at June 30, 2004        4,738,907  $.41     4,490,407      $.41
                                   =========   ====     =========      ====


The Company accounts for stock options and other stock-based compensation under the fair value based method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-based Compensation". For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model which takes into account weighted average assumptions for stock price volatility, average risk-free interest rate of return, expected dividend yield, and average expected term. For the six months ended June 30, 2004 and 2003, in connection with options granted under the Plan, the Company recorded stock option compensation under SFAS No. 123 totaling $25,948 and $30,965, respectively. The amount of compensation expense is also credited to additional paid-in capital.

Under the terms of an employment agreement executed in February 2004, the Company's new president was granted a ten-year option, not under the Plan, to purchase 500,000 shares of common stock, which will vest and be exercisable in accordance with the schedule presented below. For the six months ended June 30, 2004, the Company recorded compensation under SFAS No. 123 totaling $44,500 in connection with this option grant.

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

Compensation expense associated with the grant of options and warrants is summarized as follows:

                                                       Six months ended
                                                           June 30,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------

        Option grants under Plan                $    25,948       $    30,965
        Other option grants                          44,500
        Issuance of warrants                         67,500
                                                -----------       -----------

                                                $   137,948       $    30,965
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

Also under the terms of the February 2004 employment agreement mentioned above, the Company will issue to its new president a total of 1,000,000 shares of common stock for cash of $.01 per share. Of this total, the new president currently purchased 800,000 shares, with 200,000 of these shares having been transferred to the new president upon execution of agreement, and the remaining shares being held in escrow pending vesting of 200,000 shares at a time in three, six and nine months. The Company is obligated to issue to its new president an additional 200,000 shares of common stock for cash of $.01 per in February 2005. With respect to this total of 1 million shares, the $.09 per share discount between the purchase price and the market price of the stock of $.10 per share on the effective date of the employment agreement is accounted for as compensation for a total amount of $90,000. As of June 30, 2004, the Company has charged to expense compensation of $36,000 for the shares which vested immediately, and has recorded $54,000 in deferred charges as a current asset and will amortize such charges to expense on the vesting dates of the remaining shares.

Also in connection with the consulting agreement mentioned above, in February 2004 the Company issued 1,530,000 shares and in April 2004 issued 420,000 shares of common stock. With respect to this total of 1,950,000 shares, during the first quarter of 2004 the Company charged to expense compensation of $195,000 based on the market price of the stock of $.10 per share on the effective date of the consulting agreement.

Also during the six months ended June 30, 2004, the Company recorded additional compensation through the issuance of shares of common stock as set forth below.

                                            Price/
             Description                    share   # of shares     Expense
       --------------------------           -----   -----------   ----------

  Compensation to officers and employees    $.10        250,000   $   25,000
  Consulting fees					   .16	  210,000	    33,600
  Upon execution of agreement with new
    legal counsel                            .12      1,000,000      120,000
  Compensation to independent director       .12        200,000       24,000
                                                    -----------   ----------

  Total                                               1,660,000   $  182,600
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


Common stock reserved for future issuance

At June 30, 2004, a total of 13,486,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                    # of shares
      ----------------------------------------------                -----------

  Currently exercisable warrants expiring in
     December 2005, exercisable at $.50 per share                       387,500
     March 2006, exercisable at $.50 per share                          250,000
     April 2006, exercisable at $.50 per share                          175,000
     May 2006, exercisable at $.25 per share                            520,000
     March 2007, exercisable at $.25 per share                          180,000
     February 2014, exercisable at $.35 per share                       250,000
     February 2014, exercisable at $.55 per share                       250,000
     February 2014, exercisable at $.75 per share                       250,000
                                                                    -----------
                                                                      2,262,500

  Currently exercisable options under Plan                            4,490,407
  Granted options becoming exercisable in the future under Plan         243,500
  Options available for future grants under Plan                      1,330,425
  Currently exercisable options outside of Plan                         100,000
  Granted options becoming exercisable in the future outside of Plan    400,000
  Reserved for issuance to president in February 2005                   200,000
  Conversion of note payable                                             60,000
  Conversion of preferred stock                                       4,400,000
                                                                    -----------

     Total shares reserved                                           13,486,832
                                                                    ===========


NOTE 12 - COMMITMENTS

Employment agreement

In February 2004 the Company entered into an employment agreement with its new president which expires in March 2006. The agreement provides for an annual salary of $140,000, of which $68,000 must be deferred annually until the expiration of the agreement or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment.


Facility lease

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


Legal fee dispute

On March 25, 2004, the Company executed an engagement letter with a law firm in Orlando, Florida (referred to as the "Florida firm"), for services related to securities and corporate matters, including acquisitions, mergers and financings. The engagement letter required the Company to issue to the Florida firm one million shares of common stock, which shares were deemed earned immediately upon execution of the engagement letter to insure the immediate availability of the Florida firm to perform legal services. In addition, the engagement letter required the Company by June 30, 2004 to pay to the Florida firm all fees, costs and expenses incurred through that date, and to remit to the Florida firm a cash retainer of $50,000 to insure the future availability of the Florida firm to perform legal services and the payment of fees, costs and expenses.

In May 2004 the Florida firm invoiced the Company $50,000 for fees, costs and expenses incurred through April 30, 2004. The Company did not remit the $50,000 cash retainer required by the engagement letter. In July 2004 the Florida firm invoiced the Company an additional $52,000 for the period May 1, 2004 through June 30, 2004, notified the Company that it was in default of the provisions of the engagement letter, and reserved the right to take all lawful actions to preserve, protect, defend, and prosecute its rights and remedies against the Company.

The Company disputed the Florida firm's entitlement to the fees claimed and is presently represented by another attorney on a pro bono basis in connection with this matter. The Company requested an explanation of, and the billing support for, the amounts invoiced by the Florida firm in order to evaluate the charges by services requested and performed. The Florida firm then informed the Company by letter dated August 9, 2004, that it will not provide further legal services.

The Company believes that the amounts invoiced by the Florida firm are far in excess of what is reasonable based on the limited services requested by the Company and the limited work product provided by the Florida firm. The Company has demanded the immediate return of the one million shares of common stock issued to the Florida firm in connection with the engagement letter, and has reserved its rights, including the right to pursue affirmative claims for the damage the Florida firm has caused and continues to cause.

As of the filing of this Form 10-QSB, the Company has received no further communication from the Florida firm. While the outcome of this dispute is uncertain and may have an adverse effect on the Company's financial condition, management believes that the Company has a defensible position. Accordingly, no liability for any amounts related to this dispute has been recorded in the accompanying financial statements as of June 30, 2004.


NOTE 13 - SUBSEQUENT EVENTS

In July 2004 the Company received a $192,932 follow-on task from the Defense Advanced Research Projects Agency (DARPA) to continue development of a multi-cylinder heavy fuel engine combustion process for potential Department of Defense applications such as unmanned aerial vehicles (UAVs). The first payment under this task of $56,132 was received in August 2004.

In connection with a private financing initiated in April 2004, the Company raised $45,000 in August 2004 through the issuance of 180,000 shares of the Company's common stock and warrants to purchase an additional 180,000 shares of common stock exercisable at $.25 per share through May 31, 2006. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.



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

As of June 30, 2004, the Company has five full-time employees and two part-time employees, and engages the part-time services of several technical and business consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The Company's new president is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. A key goal of the updated business plan is to expand the Company's environmentally friendly technology base into related fields such as noise and vibration control. There is no assurance, however, that the Company will be able to raise sufficient capital to complete and implement this updated business plan.


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


Furthermore, since its inception in 1980, the Company has generated cumulative net losses of approximately $24 million, and anticipates incurring operating losses for the foreseeable future. Operating results have fluctuated significantly in the past on an annual and quarterly basis, and are expected to continue to fluctuate significantly from quarter to quarter for the foreseeable future. The business historically has not generated sufficient cash flow to fund operations without resorting to external sources of capital. The Company does not have any bank financing arrangements. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, although revenues have provided most of the necessary operating cash for the last two years.

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

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of June 30, 2004, there were 26,932,669 shares of Common Stock issued and outstanding, with an additional 13,486,832 shares reserved for future issuance, primarily upon the conversion of preferred stock and the exercise of options and warrants.


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


Financial position and liquidity

The Company has operated under severe cash flow difficulties for extended periods since 2001, prompting its officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Similarly, the Company has accumulated significant unpaid bonus and vacation compensation, as well as consulting fees. As of June 30, 2004, total such unpaid amounts, as detailed in
Note 8 to the accompanying financial statements, aggregated $669,386.

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

As of June 30, 2004, the Company had available cash and equivalents of $10,031. In July 2004 the Company received a $192,932 follow-on task from the Defense Advanced Research Projects Agency (DARPA) to continue development of a multi-cylinder heavy fuel engine combustion process for potential Department of Defense applications such as unmanned aerial vehicles (UAVs). The first payment under this task of $56,132 was received in August 2004. In connection with a private financing initiated in April 2004, the Company raised $45,000 in August 2004 through the issuance of 180,000 shares of the Company's common stock and warrants to purchase an additional 180,000 shares of common stock at $.25 per share.

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


Results of operations

A net loss of $958,292 was recorded for the first six months of 2004, as compared to $184,659 for the corresponding period in 2003, an increase of $771,708. Lower revenue and substantially higher total expenses, a significant portion of which expenses relate to the restructuring undertaken by the Company, accounted for the much larger net loss in the current period.



       Revenue and cost of revenue:

                                                      Six months ended
                                                           June 30,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------


       Revenue                                  $    193,775     $     388,902
                                                ============     =============

       Cost of revenue                          $    286,437     $     271,144
                                                ============     =============


Revenue decreased by $195,127, or 50%, from the first six months of 2003 to the first six months of 2004, as work wound down in 2004 on two major projects from branches of the U.S. government and DoD and/or their prime contractors which were awarded to the Company during the second half of 2002. Combined revenue from these two projects decreased from $333,202 in the first half of 2003 to $122,849 in the current period. In July 2004 the Company received a $192,932 follow-on task from the Defense Advanced Research Projects Agency (DARPA) to continue development of a multi-cylinder heavy fuel engine combustion process for potential Department of Defense applications such as unmanned aerial vehicles (UAVs). With respect to the second project, a subcontract for the Company's diesel emission reduction technology from Compact Membrane Systems, Inc. (CMS) under its prime contract from the U.S. Department of Energy (DOE), the Company has received an indication from the DOE that funding to Sonex for this project will not be continued.

Cost of revenue primarily consists of direct labor charges and other direct expenditures, including those for technical consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. While cost of revenue during the first half of 2003 was 70% of revenue, in the first six months of 2004 cost of revenue substantially exceeded revenue, primarily due to significant, unanticipated project cost overruns.


       Research and development (R&D) expenses:

                                                       Six months ended
                                                           June 30,
                                                ------------------------------
                                                    2004             2003
                                                ------------     -------------

  Employee compensation, taxes & benefits       $    139,423     $     231,310
  Consulting fees                                     60,437            60,415
  Other expenses                                     109,860            98,554
                                                ------------     -------------

  Total expenses                                     309,720           390,279
  Less amounts classified as cost of revenue        (286,437)         (271,144)
                                                -------------    -------------

  Net R&D expenses                              $     23,283     $     119,135
                                                ============     =============

The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total expenses for the first six months of the year decreased by $80,559, or 21%, from 2003 to 2004, as a reduction in overall employee compensation was only partially offset by an increase in other expenses. Employee compensation decreased by $91,887, or 40%, as slight increases resulting from higher salary rates in 2004 were more than offset by significant decreases relating to the termination in the second half of 2003 of the employment of one engineer and the change in status as of January 2004 of the Company's chief scientist and CEO from salaried employee to consultant. Without this change in status, consulting fees would have decreased from 2003 to 2004 with the reduced level of funded work.

The increase in other expenses of $11,306, or 11%, from 2003 to 2004 reflects charges incurred in the first quarter of 2004 for outside machining and fabrication services for components for ongoing funded projects and the write-off of unamortized patent costs on certain older foreign patents abandoned by the Company.



       General and administrative (G&A) expenses:


                                                       Six months ended
                                                           June 30,
                                                ------------------------------
                                                    2004             2003
                                                ------------     -------------

  Employee compensation, taxes & benefits       $    252,394     $      83,393
  Consulting fees                                    366,537            60,098
  Professional fees                                  151,325            13,463
  Other expenses                                      64,177            23,169
                                                ------------     -------------

  Total G&A expenses                            $    834,433     $     180,123
                                                ============     =============

Total G&A expenses for the first six months of the year more than quadrupled from the comparable period in the prior year, largely due to substantial charges incurred with the hiring of a new president in February 2004 who is developing and implementing an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise.

Employee compensation increased by $169,001 from 2003 to 2004, as charges for the compensation of the new president totaled $156,577. This figure includes amounts related to stock and stock option compensation, the award of a cash bonus for which payment is being deferred until 2006, and salary. The Company's new president is deferring payment of nearly 50% of his annual salary. Charges in 2004 also include bonus compensation valued at $10,000 paid in stock to the Company's chief financial officer.

Consulting fees increased by $306,439 from 2003 to 2004. Charges for 2004 include $262,500 associated with a consulting agreement effective in February 2004 for services to assist in the transition of the Company into a technology and manufacturing enterprise under the updated business plan being developed. Such charges consist of $195,000 for the value of common stock issuable and $67,500 for the estimated fair value of warrants to purchase common stock.

The increase in professional fees of $137,862 from 2003 to 2004 is almost entirely due to a charge in the first quarter of 2004 for a non-refundable retainer to the Company's new securities legal counsel payable in stock valued at $120,000.

The increase in other expenses of $41,008 from 2003 to 2004 is related primarily to charges for stock-based compensation in the first quarter of 2004 for outside directors, as well as higher travel expenditures.



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



Internal Control over Financial Reporting

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. Due to its small size and limited financial resources, however, the Company's chief financial officer, a member of management, has been the only employee involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash and equivalents in the hands of the same employee. Usually, this lack of segregation of duties represents a material weakness in a company's internal control over financial reporting; however, based on the demonstrated integrity and trustworthiness of the Company's chief financial officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets as a result of this potentially material weakness in the Company's internal control over financial reporting, and that, under the circumstances, internal control over financial reporting has been as effective as is possible.

As of April 2004, the Board of Directors has implemented additional internal controls by assigning certain responsibilities for the handling of incoming receipts to the new president of the Company. There have been no other changes in the Company's internal control over financial reporting since June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As soon as is practical, the Board of Directors will consider the assignment of specific duties for various other aspects of internal control over financial reporting to its chief executive officer and its president. Once sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the accounting function and to improve internal controls.


                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

In the second quarter of 2004, the Company issued an aggregate of 1,150,000 shares of common stock and warrants to purchase an aggregate of 520,000 shares of common stock, without registration under the Securities Act of 1933 (the "Securities Act"), as follows:


      In April 2004 under the terms of a consulting agreement effective in February 2004, the Company issued 420,000 shares of common stock for services valued at $.10 per share.

      In April 2004 the Company issued an aggregate of 210,000 shares of common stock for services rendered by five consultants valued at $.16 per share.

      In April 2004, the Company raised $130,000 through the issuance of 520,000 shares of common stock and warrants to purchase an additional 520,000 shares of common stock exercisable at $.25 per share through May 31, 2006.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
       10.2 Employment Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       10.3 Stock Option Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
         21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. -
               Delaware (both are inactive subsidiaries).
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32    Certification  of Form  10-QSB  for the quarter ended June
               30, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

During the second quarter of 2004, the Company filed the following Current Reports on Form 8-K:

             On April 16, 2004, to provide an update to shareholders following the filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SONEX RESEARCH, INC.
                                     (Registrant)



August 19, 2004          By:               /s/ Andrew A. Pouring
                                --------------------------------------------
                                Andrew A. Pouring
                                Principal Executive Officer



August 19, 2004          By:               /s/ George E. Ponticas
                                ---------------------------------------------
                                George E. Ponticas
                                Principal Financial and Accounting Officer









                                                                Exhibit 31.1


                    Certification of Chief Executive Officer Pursuant to
               Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002


I, Andrew A. Pouring, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending June 30, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted financial principles;
        c) Evaluated the effectiveness of the Company 's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company 's auditors and the audit committee of Company 's board of directors (or persons performing the equivalent functions):

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

Dated: August 19, 2004

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


I, George E. Ponticas, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending June 30, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted financial principles;
        c) Evaluated the effectiveness of the Company 's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;
5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company 's auditors and the audit committee of Company 's board of directors (or persons performing the equivalent functions):

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

Dated: August 19, 2004

        /s/ George E. Ponticas
        -----------------------
        George E. Ponticas
        Chief Financial Officer




                                                           Exhibit 32


                                   CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



August 19, 2004