Form 10QSB
period 2004-09-30
SONEX RESEARCH INC
filed 2004-11-22
CIK 723312

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004


                        Commission file number 000-14465




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

                                            YES   [x]       NO   [ ]



There were 27,112,669 shares of the Issuer's $.01 par value Common Stock outstanding at November 19, 2004.




                        SONEX RESEARCH, INC. FORM 10-QSB



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)


Balance sheets as of September 30, 2004 and December 31, 2003

Statements of operations and accumulated deficit for the three- and nine-month periods ended September 30, 2004 and 2003

Statements of paid-in capital for the period January 1, 2002 through September 30, 2004

Statements of cash flows for the three- and nine-month periods ended September 30, 2004 and 2003

Notes to financial statements




































                              SONEX RESEARCH, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                     September 30, December 31,
                           ASSETS                         2004         2003
                                                     ------------  ------------
Current assets
 Cash and equivalents                                $     12,363  $      7,616
 Accounts receivable                                       32,459       161,045
 Prepaid expenses                                          18,879        12,276
 Deferred charges                                          39,678
 Deferred financing costs                                  21,654
 Loans to officers and employees                           15,750        20,000
                                                     ------------  ------------
     Total current assets                                 140,783       200,937

Patents, net of accumulated amortization
 of $78,086 in 2004 and $77,140 in 2003                   167,723       202,518

Property and equipment, net of accumulated depreciation
 of $357,304 in 2004 and $465,246 in 2003                  89,144       103,005
                                                     ------------    ----------

        Total assets                                 $    397,650    $  506,460
                                                     ============    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
 Accounts payable and other accrued liabilities      $     57,813    $   23,904
 Short-term lines of credit                                38,675        22,473
 Deferred revenue - billings in excess of costs
   and estimated profits on contracts in progress          32,459        42,834
 Current portion of capital lease obligations              22,276        18,413
 Notes and interest payable to shareholders               115,163        67,751
 Accrued compensation and benefits                        770,565       657,494
                                                     ------------    ----------
     Total current liabilities                          1,036,951       832,869

Capital lease obligations                                  25,513        33,698

Deferred compensation                                     999,815       965,450

Stockholders' equity/(deficit)
 Preferred stock, $.01 par value - 2,000,000
   shares issued; 1,540,001 shares outstanding             15,400        15,400
 Common stock, $.01 par value, 48,000,000 shares
   authorized, shares issued and outstanding:
   27,112,669 in 2004 and 21,592,669 in 2003              271,127       215,927
 Additional paid-in capital                            22,328,920    21,511,436
 Accumulated deficit                                  (24,257,328)  (23,046,389)
 Notes receivable from officers and employees             (22,748)      (21,931)
                                                     ------------   -----------

     Total stockholders' equity/(deficit)              (1,664,629)   (1,325,557)

Commitments and contingencies (Note 12)
                                                     ------------   -----------

  Total liabilities and stockholders' equity         $    397,650   $   506,460
                                                     ============   ===========

    The accompanying notes are an integral part of the financial statements.







                              SONEX RESEARCH, INC.
                 STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                    2004        2003        2004        2003
                                 ----------  ----------  ----------  ----------

Revenue                          $   56,132  $  214,746  $  249,907  $  603,648
                                 ----------  ----------  ----------  ----------

Costs and expenses
 Cost of revenue                    101,667     132,787     388,104     403,931
 Research and development            10,205      61,766      33,488     180,901
 General and administrative         192,872     118,851   1,027,305     298,974
 Interest expense                     4,309       4,478      12,812       8,399
                                 ----------  ----------  ----------  ----------
                                    309,053     317,882   1,461,709     892,205
                                 ----------  ----------  ----------  ----------

Net loss from operations           (252,921)   (103,136) (1,211,802)   (288,557)

Interest income                         274         307         863       1,069
                                 ----------  ----------  ----------  ----------

Net loss                           (252,647)   (102,829) (1,210,939)   (287,488)

Accumulated deficit
 Beginning of period            (24,004,681)(22,825,570)(23,046,389)(22,640,911)
                                 ----------  ----------  ----------  ----------

 End of period                  (24,257,328)(22,928,399)(24,257,328)(22,928,399)
                                 ==========  ==========  ==========  ==========




Weighted average number of
 common shares outstanding       27,050,060  21,592,669  25,513,873  21,592,669
                                 ==========  ==========  ==========  ==========



Net loss per share (basic
 and diluted)                      $ (.009)     $ (.005)    $ (.047)   $ (.013)
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




                              SONEX RESEARCH, INC.
                          STATEMENTS OF PAID-IN CAPITAL
                                   (Unaudited)



                          Price  Preferred stock    Common stock     Additional
                           per  ($.01 par value)  ($.01 par value)     paid-in
                          share  Shares   Amount   Shares    Amount    capital
                          ----- --------- ------ ---------- ------- -----------

Balance, January 1, 2002        1,540,001$15,400 21,212,669$212,127 $21,334,577

March private placement    $.15                     360,000   3,600      50,400
May for services            .25                      12,000     120       2,880
July for services           .25                       8,000      80       1,920
Stock option compensation                                                30,965
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2002      1,540,001 15,400 21,592,669 215,927  21,420,742

Stock option compensation                                                90,694
                                --------- ------ ---------- -------  ----------

Balance, December 31, 2003      1,540,001 15,400 21,592,669 215,927  21,511,436

February per employment
 agreement                  .01                     800,000   8,000
February equity-based
 compensation per
 employment agreement                                                    90,000
February for compensation
 to officers and employee   .10                     250,000   2,500      22,500
February for consulting
 services                   .10                   1,530,000  15,300     137,700
March in payment of
 accrued compensation       .12                     200,000   2,000      22,000
March in payment of
 accrued consulting fees    .12                     200,000   2,000      22,000
March in connection with
 issuance of note payable   .12                      10,000     100       1,100
March for legal fees        .12                   1,000,000  10,000     110,000
March for directors fees    .12                     200,000   2,000      22,000
April for consulting
 services                   .10                     420,000   4,200      37,800
April for consulting
 services                   .16                     210,000   2,100      31,500
April and August private
 placement                  .25                     700,000   7,000     168,000
Less: financing costs                                                    (5,892)
Stock option and warrant
 compensation                                                           158,776
                                --------- ------ ---------- ------- -----------

Balance, September 30, 2004     1,540,001$15,400 27,112,669$271,127 $22,328,920
                                ========= ====== ========== ======= ===========


    The accompanying notes are an integral part of the financial statements.




                              SONEX RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                      -------------------------
                                                           2004          2003
                                                      ------------   ----------

Cash flows from operating activities
 Net loss                                             $ (1,210,939)  $ (287,488)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities
   Depreciation                                             21,800       22,000
   Amortization of patents                                  37,782       14,881
   Compensation from grant of stock options & warrants     158,776       65,670
   Charges paid in stock                                   488,800
   Current liabilities paid in stock                        48,000
   Accrued interest on notes from employees                   (817)        (815)
   Accrued interest on notes to shareholders                 4,235        2,363
   (Increase) decrease in accounts receivable              128,586      (94,732)
   (Increase) decrease in prepaid expenses                  (6,603)       4,375
   (Increase) decrease in deferred charges                 (39,678)
   Increase (decrease) in accrued liabilities              146,980       62,441
   Increase (decrease) in billings in excess of costs      (10,375)      71,762
   Increase (decrease) in deferred compensation             34,365       49,327
                                                       -----------   ----------

Net cash provided by (used in) operating activities       (199,088)     (90,216)
                                                       -----------   ----------

Cash flows from investing activities
 Decrease in loans to/notes from employees                   4,250
 Acquisition of property and equipment                      (3,383)     (15,640)
 Additions to patents                                       (2,987)     (14,302)
                                                       -----------   ----------
Net cash provided by (used in) investing activities         (2,120)     (29,942)
                                                       -----------   ----------

Cash flows from financing activities
 Issuance of stock in private placement                    169,108
 Issuance of stock to officer                                8,000
 (Increase) decrease in deferred financing costs           (21,654)
 Increase (decrease) in short-term lines of credit          16,202       17,750
 Issuance of notes payable to shareholders                  60,000       50,000
 Payment of principal on notes to shareholders             (12,500)     (30,000)
 Payment of accrued interest on notes to shareholders       (4,323)      (2,809)
 Reduction of capital lease obligations                     (8,878)     (11,507)
                                                       -----------   ----------
Net cash provided by (used in) financing activities        205,955       23,434
                                                       -----------   ----------
Increase (decrease) in cash                                  4,747      (96,724)
Cash
 Beginning of period                                         7,616      105,998
                                                       -----------   ----------
 End of period                                         $    12,363   $    9,274
                                                       ===========   ==========


Non-cash transactions:
 Equipment acquired through capital lease obligations  $     9,754   $   43,002
                                                       ===========   ==========


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

Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


NOTE 3 - REVENUE RECOGNITION AND MAJOR CUSTOMERS

All of the Company's revenue is derived from development and demonstration contracts issued by a United States Government or Department of Defense (the "Government") agency or prime contractor. During the third quarter of 2004, the Company had an active contract with only one such customer.

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

Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until approximately December 31, 2004. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.



NOTE 5 - RESTRUCTURING COSTS

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The Company's new president was to develop and implement an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. In connection with this change in business strategy, in February and March 2004 the Company entered into an employment agreement with its new president, who was also named chief executive officer in July 2004, and executed other agreements for consulting services and legal representation, obtained a short-term loan from a shareholder, authorized additional compensation to its officers and directors, and satisfied liabilities for accrued compensation, through the issuance of a substantial number of shares of common stock. Details of these transactions are presented in Note 11. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in Note 13.


NOTE 6 - DEFERRED CHARGES

Deferred charges of $39,678 at September 30, 2004 include $36,000 in compensation recorded in connection with the issuance of common stock under the terms of the employment agreement executed with the Company's new president in February 2004 as described in detail in Note 11. The amount recorded as a current asset as of September 30, 2004 is for compensation related to shares issued or to be issued but not vested as of that date. This amount was scheduled to be amortized to expense on the vesting dates of the remaining shares through February 2005. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in Note 13.


NOTE 7 - DEBT

Short-term lines of credit

The Company has obtained business credit cards from two banks with a combined credit limit of $46,500. Repayment of amounts due has been personally guaranteed by the Company's Chairman. Balances in these accounts currently accrue interest at rates of 8.9% to prime rate + 6%. The outstanding balances on these accounts as of September 30, 2004 and December 31, 2003 totaled $38,675 and $22,473, respectively.


Capital Lease Obligations

During 2003 the Company incurred new capital lease obligations in the principal amount of $50,753 in connection with the acquisition of equipment. The repayment of two, four-year equipment lease obligations in the principal amount of $46,598 included in this total has been personally guaranteed by the Company's Chairman. As of September 30, 2004, the aggregate outstanding principal balance on these two lease obligations was $29,930.


Notes Payable to Shareholders

In June 2003 the Company issued a $50,000, 6% note to one of its shareholders payable initially on December 31, 2003. In March 2004 the Company issued a $50,000, 6% note to this same shareholder, initially payable on June 30, 2004. The due dates of these notes have been extended to December 31, 2004. Payment of both notes is secured by Company revenues.

In connection with a private financing in March 2002, the Company issued a $6,000, 6% note to this shareholder, initially payable on June 30, 2002, that is convertible to equity at the option of the holder. The due date of the note has been extended several times and is currently due on December 31, 2004.

In July 2004 the Company issued a short-term, $10,000, 6% note to another shareholder. In August 2004 the Company repaid principal of $2,500 plus interest, and issued a new 6% note to the shareholder for the balance of $7,500, payable initially on September 30, 2004, with payment secured by Company revenues. The due date of this note has been extended to December 31, 2004.

Accrued interest on these shareholder notes of $1,663 is included in the September 30, 2004 balance shown in the accompanying balance sheet.


NOTE 8 - ACCRUED COMPENSATION AND BENEFITS

Accrued  compensation  consists of the following  amounts:


                                                 Sept. 30,        December 31,
                                                    2004              2003
                                                -----------       -----------

    Accrued wages and payroll taxes             $   330,922       $   299,635
    Accrued consulting fees                         230,756           150,181
    Accrued bonuses                                 151,076           154,068
    Accrued vacation pay                             57,811            53,610
                                                -----------       -----------

                                                $   770,565       $   657,494
                                                ===========       ===========


The Company has operated under severe cash flow difficulties for extended periods since 2001, prompting its officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. The total of accrued wages and payroll taxes shown above consists entirely of amounts payable to the Company's officers. The deferral of payment of such wages owed to the Company's officers cannot be expected to continue indefinitely, and the Company will be required to pay amounts outstanding as soon as cash flow permits. Similarly, the Company has accumulated significant unpaid consulting fees, including amounts owed to the Company's Chairman who, as of January 2004, is being compensated as a consultant rather than as an employee. In March 2004 the Company paid $24,000 of such previously accrued consulting fees through the issuance of common stock, and anticipates paying additional accrued amounts through the issuance of stock in the near future.

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

In December of each year, the Company awards bonuses to its officers and employees with the stipulation that payment of such bonuses is to be deferred until the Board of Directors determines that the Company's cash resources are sufficient to enable such payments. In March 2004 the Company paid $24,000 of such previously accrued bonuses through the issuance of common stock. The amount of accrued bonuses included in the table above that was payable to two of the Company's officers at September 30, 2004 is $98,500. Payment of such accrued bonuses is not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9. In February 2004 in connection with the execution of an employment agreement, the Company awarded a bonus of $33,000 to its new president, with payment of $25,000 of this amount being deferred until February 2006 under the terms of the employment agreement. The deferred portion is included with accrued bonuses in the table above. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in
Note 13.

The Company's only liability to employees for future compensated absences is for accrued but unused vacation pay. The amount of vacation pay earned by employees is determined by job classification and length of service. The amount of accrued vacation included in the table above that was payable to the Company's officers at September 30, 2004 was $52,565. Accrued vacation compensation is payable upon termination of employment, and such payments are not subject to the terms of the Company's written agreement with current and former personnel to defer payment of portions of their compensation as described in Note 9.


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

Deferred compensation outstanding is payable to the following classifications of personnel:


                                                 Sept. 30,        December 31,
                                                    2004              2003
                                                -----------       -----------
   Current officers                             $   678,364       $   641,749
   Current employees                                 12,504            12,504
   Former officers, employees and consultants       308,947           311,197
                                                -----------       -----------

                                                $   999,815       $   965,450
                                                ===========       ===========

The conditions that would require repayment of such deferred amounts have yet to occur, and it is unlikely that such conditions will occur prior to September 30, 2005. Accordingly, such deferred compensation is reported separately in the accompanying balance sheet as a non-current liability.

At the conclusion of a legal challenge by two former officers of the Company initiated in 1993 demanding full payment of deferred salaries upon the termination of their employment, in 1996 the Maryland Court of Special Appeals rejected this demand and ruled that the written agreement to defer compensation was a valid and enforceable contract.

The amount reported for current officers as of September 30, 2004 also includes $36,615 owed to the Company's new president, who was also named chief executive officer in July 2004, in accordance with the terms of his employment agreement executed in February 2004. The agreement requires the new president to defer annually $68,000 of his $140,000 salary until the expiration of the agreement in March 2006 or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in Note 13.


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

The preferred stock has priority in liquidation over the common stock, but it carries no stated dividend. The holders of the preferred stock, voting as a separate class, have the right to elect that number of directors of the Company which represents a majority of the total number of directors. The preferred stock is convertible at any time at the option of the holder into common stock at the rate of $.35 per share of common stock. As of September 30, 2004 a total of 459,999 shares of preferred stock had been converted into 1,314,278 shares of common stock.


Private placement of common equity

In a private financing transaction from April 2004 to August 2004, the Company raised $175,000 through the issuance of 700,000 shares of the Company's common stock and warrants to purchase an additional 700,000 shares of common stock exercisable at $.25 per share through May 31, 2006. The offer and sale of these shares of common stock and warrants to purchase shares of common stock satisfied the conditions of Rule 506 of Regulation D of the Act and, as such, were exempt from the registration requirements of Section 5 of the Act as transactions not involving any public offering within the meaning of Section 4(2) of the Act.


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

From January 1, 2004 through September 30, 2004, the Company had the following activity in options to purchase shares of common stock under the Plan:


                                            Weighted                Weighted
                                             average      # of       average
                                     # of   exercise      shares    exercise
                                    shares    price    exercisable    price
                                    ------    -----    -----------    -----

Unexercised at January 1, 2004     4,683,907   $.41     4,360,407      $.42

  Granted                            150,000    .25       125,000       .25
  Becoming exercisable                                     30,000       .25
  Exercised
  Lapsed                            (100,000)   .25       (25,000)      .25
                                   ---------            ---------

Unexercised at September 30, 2004  4,733,907   $.41     4,490,407      $.41
                                   =========   ====     =========      ====


The Company accounts for stock options and other stock-based compensation under the fair value based method in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - "Accounting for Stock-based Compensation". For purposes of calculating charges to expense for stock option compensation under SFAS No. 123, the Company has estimated the grant date fair value of each option using the Black-Scholes option pricing model which takes into account weighted average assumptions for stock price volatility, average risk-free interest rate of return, expected dividend yield, and average expected term. For the nine months ended September 30, 2004 and 2003, in connection with options granted under the Plan, the Company recorded stock option compensation under SFAS No. 123 totaling $33,609 and $30,965, respectively. The amount of compensation expense is also credited to additional paid-in capital.

Under the terms of an employment agreement executed in February 2004, the Company's new president was granted a ten-year option, not under the Plan, to purchase 500,000 shares of common stock, which will vest and be exercisable in accordance with the following schedule:

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

Compensation expense associated with the grant of options and warrants is summarized as follows:


                                                      Nine months ended
                                                        September 30,
                                                -----------------------------
                                                    2004              2003
                                                -----------       -----------

        Option grants under Plan                $    33,609       $    30,965
        Other option grants                          47,667
        Issuance of warrants                         67,500
                                                -----------       -----------

                                                $   158,776       $    30,965
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

Also under the terms of the February 2004 employment agreement mentioned above, the Company will issue to its new president a total of 1,000,000 shares of common stock for cash of $.01 per share. Of this total, the new president currently purchased 800,000 shares, with 200,000 of these shares having been transferred to the new president upon execution of the agreement, and the remaining shares being held in escrow pending vesting of 200,000 shares at a time in three, six and nine months. The agreement calls for the Company to issue to this individual an additional 200,000 shares of common stock for cash of $.01 per in February 2005. With respect to this total of 1 million shares, the $.09 per share discount between the purchase price and the market price of the stock of $.10 per share on the effective date of the employment agreement is accounted for as compensation for a total amount of $90,000. As of September 30, 2004, the Company has charged to expense compensation of $54,000 for the shares which vested immediately, and has recorded $36,000 in deferred charges as a current asset and will amortize such charges to expense on the vesting dates of the remaining shares. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in Note 13.

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

Also during the nine months ended September 30, 2004, the Company recorded additional compensation through the issuance of shares of common stock as set forth below.

                                            Price/
             Description                    share   # of shares     Expense
       --------------------------           -----   -----------   ----------

  Compensation to officers and employees    $.10        250,000   $   25,000
  Consulting fees					   .16	  210,000	    33,600
  Upon execution of agreement with new
    legal counsel                            .12      1,000,000      120,000
  Compensation to independent director       .12        200,000       24,000
                                                    -----------   ----------

  Total                                               1,660,000   $  202,600
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


Common stock reserved for future issuance

At September 30, 2004, a total of 13,666,832 shares of common stock were reserved by the Company for issuance for the following purposes:


                         Purpose                                    # of shares
      ----------------------------------------------                -----------

  Currently exercisable warrants expiring in
     December 2005, exercisable at $.50 per share                       387,500
     March 2006, exercisable at $.50 per share                          250,000
     April 2006, exercisable at $.50 per share                          180,000
     May 2006, exercisable at $.25 per share                            700,000
     March 2007, exercisable at $.25 per share                          175,000
     February 2014, exercisable at $.35 per share                       250,000
     February 2014, exercisable at $.55 per share                       250,000
     February 2014, exercisable at $.75 per share                       250,000
                                                                    -----------
                                                                      2,442,500

  Currently exercisable options under Plan                            4,490,407
  Granted options becoming exercisable in the future under Plan         243,500
  Options available for future grants under Plan                      1,330,425
  Currently exercisable options outside of Plan                         200,000
  Granted options becoming exercisable in the future outside of Plan    300,000
  Reserved for issuance to president in February 2005                   200,000
  Conversion of note payable                                             60,000
  Conversion of preferred stock                                       4,400,000
                                                                    -----------

     Total shares reserved                                           13,666,832
                                                                    ===========


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment agreement

In February 2004 the Company entered into an employment agreement with its new president, who was also named chief executive officer in July 2004, which expires in March 2006. The agreement provides for an annual salary of $140,000, of which $68,000 must be deferred annually until the expiration of the agreement or at such earlier date as the Board of Directors determines that the Company's cash flow is sufficient to allow payment. In October 2004 the Company's new president and chief executive officer resigned, as more fully described in Note 13.


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

The Company disputed the Florida firm's entitlement to the fees claimed and is presently represented by another attorney on a pro bono basis in connection with this matter. The Company requested an explanation of, and the billing support for, the amounts invoiced by the Florida firm in order to evaluate the charges by services requested and performed. The Company has not received the requested information.

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

While the outcome of this dispute is uncertain and may have an adverse effect on the Company's financial condition, management believes that the Company has a defensible position. Accordingly, no liability for any amounts related to this dispute has been recorded in the accompanying financial statements as of September 30, 2004.


NOTE 13 - SUBSEQUENT EVENT

In October 2004 the Company's new president and chief executive officer resigned. A number of issues with respect to the circumstances of his resignation remain to be resolved. Such issues include the potential effects, if any, on the financial aspects of the related employment agreement, including items such as deferred salary, bonus and shares issuable. The outcome of the resolution of such issues is not known; accordingly, the accompanying financial statements do not include any adjustments that might result upon the resolution of these issues.




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

As of September 30, 2004, the Company has five full-time employees and two part-time employees, and engages the part-time services of several technical and business consultants as needed. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.


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

During the first quarter of 2004, the Company experienced a number of significant changes. In February 2004 the Board of Directors was reconstituted and a new president was hired to fill the position that had been vacant. The
Company's new president, who was also named chief executive officer in July 2004, was to develop and implement an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise. A key goal of the updated business plan is to expand the Company's environmentally friendly technology base into related fields such as noise and vibration control. There is no assurance, however, that the Company will be able to raise sufficient capital to complete and implement this updated business plan. In October 2004 the Company's new president and chief executive officer resigned.


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


Furthermore, since its inception in 1980, the Company has generated cumulative net losses of approximately $24 million, and anticipates incurring operating losses for the foreseeable future. Operating results have fluctuated significantly in the past on an annual and quarterly basis, and are expected to continue to fluctuate significantly from quarter to quarter for the foreseeable future. The business historically has not generated sufficient cash flow to fund operations without resorting to external sources of capital. The Company does not have any bank financing arrangements. Operating funds have been raised primarily through the sale of equity securities in both public and private offerings, although revenues have provided most of the necessary operating cash for the last few years.

In the event that funding from internal and external sources is insufficient, the Company would have to cut back significantly its level of spending, which could substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its potential customers and government funding sponsors.

The Company's success also depends in significant part on the continued services of its key technical and senior management personnel. Losing one or more key employees, including for reasons of poor health, disability, or death, could have a material adverse effect on the Company's business, results of operations, and financial condition. Due to the expense involved, the Company does not maintain life insurance policies for any of its employees. Additionally, in order to avoid long-term financial commitments, the Company does not have employment agreements with any of its current officers.

Further, the market price of the Company's Common Stock could be affected adversely by the substantial number of shares that are reserved for, and may be issued in, the future. As of September 30, 2004, there were 27,112,669 shares of Common Stock issued and outstanding, with an additional 13,666,832 shares reserved for future issuance, primarily upon the conversion of preferred stock and the exercise of options and warrants.


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


Financial position and liquidity

The Company has operated under severe cash flow difficulties for extended periods since 2001, prompting its officers to voluntarily and at their own discretion defer receipt of payment of significant portions of their current wages to reduce the Company's monthly cash requirements. Similarly, the Company has accumulated significant unpaid bonus and vacation compensation, as well as consulting fees. As of September 30, 2004, total such unpaid amounts, as detailed in Note 8 to the accompanying financial statements, aggregated $770,565.

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

As of September 30, 2004, the Company had available cash of $12,363 and accounts receivable, including contract costs incurred but not yet billed, of $32,459. All such receivables have been collected by the Company as of the date of this report. Revenue remaining to be earned and billed under contracts in process at September 30, 2004 totaled approximately $104,000, while new contracts totaling approximately $36,000 were secured subsequent to that date.

Management recognizes that the Company's history of operating losses, level of available funds, and revenue from current and future contracts, in relation to projected expenditures, raise substantial doubt as to the Company's ability to commence generation of significant revenues from the commercialization of the SCS and ultimately achieve profitable operations. Based upon available resources, current and projected spending levels, and expected revenue from current and anticipated contracts, management believes the Company will have sufficient capital to fund operations until approximately December 31, 2004. The Company's prospects beyond that time are dependent upon its ability to enter into significant funded contracts for the further development of its SCS technology, establish joint ventures or strategic partnerships with major industrial concerns, or secure a major capital infusion. There is no assurance that the Company will be able to achieve these objectives; therefore, there remains substantial doubt about the Company's ability to continue as a going concern.

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


Results of operations

A net loss of $1,210,939 was recorded for the first nine months of 2004, as compared to $287,488 for the corresponding period in 2003, an increase of $923,451. Lower revenue and substantially higher total expenses, a significant portion of which expenses relate to the restructuring undertaken by the Company, accounted for the much larger net loss in the current period.


       Revenue and cost of revenue:

                                                      Nine months ended
                                                        September 30,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------


       Revenue                                  $    249,907     $     603,648
                                                ============     =============


       Cost of revenue                          $    388,104     $     403,931
                                                ============     =============


Revenue decreased by $353,741, or 59%, from the first nine months of 2003 to the comparable period in 2004, as work wound down in 2004 on two major projects from branches of the U.S. government and DoD and/or their prime contractors which were awarded to the Company during the second half of 2002. Combined revenue from these two projects decreased from $547,948 in the first nine months of 2003 to $178,991 in the current period. With respect to the first project, in July 2004 the Company received a follow-on task from the Defense Advanced Research Projects Agency (DARPA) to continue development of a multi-cylinder heavy fuel engine combustion process for potential Department of Defense applications such as unmanned aerial vehicles (UAVs). Further funding for the second project, a subcontract for the Company's diesel emission reduction technology under a prime contract from the U.S. Department of Energy (DOE), has been discontinued.

Cost of revenue primarily consists of direct labor charges and other direct expenditures, including those for technical consulting services, attributable to funded programs, as well as allocated fringe benefits, payroll taxes, and labor overhead charges. While cost of revenue during the first nine months of 2003 was 67% of revenue, in the first nine months of 2004 cost of revenue substantially exceeded revenue, primarily due to significant, unanticipated project cost overruns during the first and second quarters of 2004 and a higher labor overhead rate in 2004 versus 2003.


       Research and development (R&D) expenses:

                                                      Nine months ended
                                                        September 30,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------


Employee compensation, taxes & benefits         $    176,934     $     327,020
Consulting fees                                       74,437            93,057
Other expenses                                       170,221           164,755
                                                ------------     -------------

Total expenses                                       421,592           584,832
Less amounts classified as cost of revenue          (388,104)         (403,931)
                                                -------------    -------------

Net R&D expenses                                $     33,488     $     180,901
                                                ============     =============

The following analysis is based on a comparison of total R&D expenses as listed above before deduction of amounts classified as cost of revenue.

Total expenses for the first nine months of the year decreased by $163,240, or 28%, from 2003 to 2004, as a reduction in overall employee compensation was only partially offset by an increase in other expenses. Employee compensation decreased by $150,086, or 46%, as slight increases resulting from higher salary rates in 2004 were more than offset by significant decreases relating to the termination in the second half of 2003 of the employment of one engineer and the change in status as of January 2004 of the Company's chief scientist and CEO from salaried employee to consultant. Without this change in status, consulting fees would have decreased further from 2003 to 2004 with the reduced level of funded work.

Other expenses increased $5,466, or 3%, from 2003 to 2004. Reductions in project parts and supplies due to the reduced level of funded work were more than offset by the write-off of approximately $26,000 of unamortized patent costs on certain older foreign patents abandoned by the Company in 2004.


       General and administrative (G&A) expenses:


                                                      Nine months ended
                                                        September 30,
                                                -----------------------------
                                                    2004              2003
                                                ------------     ------------

Employee compensation, taxes & benefits         $    358,376     $     118,614
Consulting fees                                      433,309            99,860
Professional fees                                    157,046            29,082
Other expenses                                        78,574            51,418
                                                ------------     -------------

Total G&A expenses                              $  1,027,305     $     298,974
                                                ============     =============


Total G&A expenses for the first nine months of 2004 more than tripled from the comparable period in the prior year, largely due to substantial charges incurred under a restructuring undertaken with the hiring of a new president in February 2004 who was to develop and implement an updated business plan, the primary goal of which is to transition Sonex from a research and development company into a technology and manufacturing enterprise.

Employee compensation increased by $239,762 from 2003 to 2004, as charges for the compensation of the new president, who was also named chief executive officer in July 2004, totaled $220,052. This figure includes amounts related to stock and stock option compensation, the award of a cash bonus for which payment is being deferred until 2006, and salary. In October 2004 the Company's new president and chief executive officer resigned. Employee compensation in 2004 also includes bonus compensation valued at $10,000 paid in stock to the Company's chief financial officer.

Consulting fees increased by $333,449 from 2003 to 2004. Charges for 2004 include $262,500 associated with a consulting agreement effective in February 2004 for services to assist in the transition of the Company into a technology and manufacturing enterprise under the updated business plan being developed. Such charges consist of $195,000 for the value of common stock issuable and $67,500 for the estimated fair value of warrants to purchase common stock. Other charges in 2004 totaling $92,500, including $33,600 payable in common stock, represent fees for various business advisory services from individuals engaged by the Company's new president.

The increase in professional fees of $127,964 from 2003 to 2004 is almost entirely due to a charge in the first quarter of 2004 for a non-refundable retainer to the Company's former securities legal counsel payable in stock valued at $120,000.

The increase in other expenses of $27,156 from 2003 to 2004 is primarily a result of charges for stock-based compensation of $34,125 in 2004 for outside directors, an increase in travel charges of $6,612, and higher occupancy costs of $4,114, offset by the fact that 2003 includes annual meeting expenses of approximately $19,000 whereas such charges for 2004 will not be incurred until the fourth quarter.



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


Internal Control over Financial Reporting

It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. Due to its small size and limited financial resources, however, the Company's chief financial officer, a member of management, has been the only employee involved in accounting and financial reporting. The Board of Directors has recognized that as a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash and equivalents in the hands of the same employee. Usually, this lack of segregation of duties represents a material weakness in a company's internal control over financial reporting; however, based on the demonstrated integrity and trustworthiness of the Company's chief financial officer, the Board of Directors has had confidence that there have been no irregularities in the Company's financial reporting or in the protection of its assets as a result of this potentially material weakness in the Company's internal control over financial reporting, and that, under the circumstances, internal control over financial reporting has been as effective as is possible. Once sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the accounting function and to improve internal controls. There have been no other changes in the Company's internal control over financial reporting since September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

In the third quarter of 2004, the Company issued the following securities without registration under the Securities Act of 1933 (the "Securities Act"): In August 2004 the Company raised $45,000 through the issuance of 180,000 shares of common stock and warrants to purchase an additional 180,000 shares of common stock exercisable at $.25 per share through May 31, 2006.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

          3 Articles of Incorporation and Bylaws (as amended) - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992.
          4 Instruments defining the rights of security holders (contained in Exhibit 3 hereof).
       10.1 1987 Non-Qualified Stock Option Plan, as amended - Incorporated by reference to the Company's Registration Statement No. 33-34520 on Form S-8.
       10.2 Employment Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       10.3 Stock Option Agreement dated February 23, 2004 with Roger D. Posey, president - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
         21 Subsidiaries of the Registrant: Sonex International, B.V. - The Netherlands; Sonex Engines, Inc. -
               Delaware (both are inactive subsidiaries).
         24 Power of Attorney - Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32 Certification of Form 10-QSB for the quarter ended September 30, 2004 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

During the third quarter of 2004, the Company filed the following Current Reports on Form 8-K:

             On July 12, 2004, to report the naming of a new chief executive officer, and on July 19, 2004, to report the award of a $192,932 follow-on contract from the Defense Advanced Research Projects Agency.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SONEX RESEARCH, INC.
                                     (Registrant)



November 19, 2004        By:               /s/ Andrew A. Pouring
                                --------------------------------------------
                                Andrew A. Pouring
                                Principal Executive Officer



November 19, 2004        By:               /s/ George E. Ponticas
                                ---------------------------------------------
                                George E. Ponticas
                                Principal Financial and Accounting Officer









                                                                Exhibit 31.1


                    Certification of Chief Executive Officer Pursuant to
               Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002


I, Andrew A. Pouring, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending September 30, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

Dated: November 19, 2004

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


I, George E. Ponticas, Chief Financial Officer, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sonex Research, Inc. (the "Company"), a small business issuer, for the three months ending September 30, 2004.
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;
4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

Dated: November 19, 2004

        /s/ George E. Ponticas
        -----------------------
        George E. Ponticas
        Chief Financial Officer




                                                           Exhibit 32


                                   CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Sonex Research, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), pursuant to and for the purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



November 19, 2004
1


31